Form 10-Q
period 2024-09-30
BKV Corp
filed 2024-11-13
CIK 1838406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-42282
_________________________
BKV CORPORATION
(Exact name of registrant as specified in its charter)
_________________________

Delaware	85-0886382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 17th Street, Suite 2100 Denver, Colorado	80202
(Address of Principal Executive Offices)	(Zip Code)
(720) 375-9680
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	BKV	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of November 8, 2024, 84,600,301 shares of the registrant's common stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact contained in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management and dividend policy, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “seek,” “envision,” “forecast,” “target,” “predict,” “may,” “should,” “would,” “could,” “will,” the negative of these term and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our business strategy;
•our reserves;
•our financial strategy, liquidity and capital required for our development programs;
•our relationship with Banpu, including future agreements with Banpu;
•actual and potential conflicts of interest relating to Banpu, its affiliates and other entities in which members of our officers and directors are or may become involved;
•volatility in natural gas, NGL and oil prices;
•our dividend policy;
•our drilling plans and the timing and amount of future production of natural gas, NGL and oil;
•our hedging strategy and results;
•competition and government regulation;
•legal, regulatory or environmental matters;
•marketing of natural gas, NGL and oil;
•business or leasehold acquisitions and integration of acquired businesses;
•our ability to develop existing prospects;
•costs of developing our properties and of conducting our operations;
•our plans to establish midstream contracts that allow us to supply our own natural gas directly to the Temple Plants;
•our plan to continue to build out our power generation business and to expand into retail power;
•our ability to develop, produce, and sell Carbon Sequestered Gas;
•our ability to effectively operate and grow our CCUS business;
•our ability to forecast annual CO2e sequestration rates for our CCUS projects;
•our ability to reach final investment decision and execute and complete any of our pipeline of identified CCUS projects;
•our ability to identify and complete additional CCUS projects as we expand our upstream operations;
•our ability to effectively operate and grow our retail power business;
•our anticipated Scope 1, Scope 2 and Scope 3 emissions from our owned and operated upstream and natural gas midstream businesses and our sustainability plans and goals, including our plans to offset our Scope 1, Scope 2 and Scope 3 emissions from our owned and operated upstream and natural gas midstream businesses;
•our ESG strategy and initiatives, including those relating to the generation and marketing of environmental attributes or new products seeking to benefit from ESG-related activities, and the continuation of government tax incentives applicable thereto;
•the impact of the COVID-19 pandemic and its effects on our business and financial condition;
•general economic conditions;
•cost inflation;

•credit markets;
•our ability to service our indebtedness;
•our ability to expand our business, including through the recruitment and retention of skilled personnel;
•our future operating results;
•the remediation of our material weaknesses; and
•our plans, objectives, expectations and intentions.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Risk Factors” in our final prospectus dated September 25, 2024. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Any forward-looking statement speaks only as of the date on which such statement is made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

BKV CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$31,318	$25,407
Restricted cash	—	139,662
Accounts receivable, net	49,228	48,500
Accounts receivable, related parties	11,343	559
Commodity derivative assets, current	21,326	84,039
Other current assets	12,517	13,990
Total current assets	125,732	312,157
Natural gas properties and equipment
Developed properties	2,262,858	2,370,156
Undeveloped properties	10,544	15,846
Midstream assets	276,592	318,855
Accumulated depreciation, depletion, and amortization	(672,483)	(579,415)
Total natural gas properties, net	1,877,511	2,125,442
Other property and equipment, net	91,234	83,935
Goodwill	18,417	18,417
Investment in joint venture	132,352	104,750
Commodity derivative assets	4,318	18,508
Other noncurrent assets	17,993	19,937
Total assets	$2,267,557	$2,683,146

Liabilities, mezzanine equity, and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$112,183	$149,173
Contingent consideration payable	19,703	20,000
Income taxes payable to related party	2,068	864
Credit facilities	—	127,000
Current portion of long-term debt, net	—	112,373
Other current liabilities	5,043	2,849
Total current liabilities	138,997	412,259
Asset retirement obligations	195,240	193,205
Contingent consideration	—	29,676
Note payable to related party	—	75,000
Deferred tax liability, net	105,252	136,524
Long-term debt, net	190,000	339,663
Other noncurrent liabilities	38,839	11,652
Total liabilities	668,328	1,197,979
Commitments and contingencies ( Note 10 )
Mezzanine equity
Common stock - minority ownership puttable shares; 0 and 2,403 authorized shares as of September 30, 2024 and December 31, 2023, respectively; and 0 and 2,403 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	59,988
Equity-based compensation	—	126,966
Total mezzanine equity	—	186,954
Stockholders' equity
Common stock, $0.01 par value; 300,000 authorized shares; 83,899 and 63,873 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,505	1,283
Treasury stock, shares at cost; 214 shares and 213 shares as of September 30, 2024 and December 31, 2023, respectively	(6,663)	(4,582)
Additional paid-in capital	1,422,432	1,034,144
Retained earnings	181,955	267,368
Total stockholders' equity	1,599,229	1,298,213
Total liabilities, mezzanine equity, and stockholders' equity	$2,267,557	$2,683,146

The accompanying notes are an integral part of these condensed consolidated financial statements.	2

BKV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues and other operating income
Natural gas, NGL, and oil sales	$126,952	$174,414	$394,493	$527,321
Midstream revenues	2,662	3,799	10,168	12,227
Derivative gains, net	35,308	9,327	24,143	126,274
Marketing revenues	1,738	1,936	8,705	6,668
Gains (losses) on sales of assets	—	(31)	6,784	308
Related party and other	6,427	1,922	16,906	5,236
Total revenues and other operating income	173,087	191,367	461,199	678,034
Operating expenses
Lease operating and workover	33,588	33,470	102,228	114,193
Taxes other than income	10,688	17,725	31,903	59,221
Gathering and transportation	54,705	62,488	167,810	183,074
Depreciation, depletion, amortization, and accretion	57,366	52,269	168,845	130,623
General and administrative	33,602	28,477	73,543	80,965
Other	4,126	2,233	15,402	10,716
Total operating expenses	194,075	196,662	559,731	578,792
Income (loss) from operations	(20,988)	(5,295)	(98,532)	99,242
Other income (expense)
Gains on contingent consideration liabilities	3,903	1,203	9,973	24,113
Earnings from equity affiliate	50,562	49,067	27,602	34,792
Loss on early extinguishment of debt	—	—	(13,877)	—
Interest expense	(9,197)	(20,069)	(40,443)	(54,446)
Interest expense, related party	(1,329)	(2,000)	(5,181)	(5,083)
Interest income	202	419	3,606	1,555
Other income	1,019	395	1,369	2,246
Income (loss) before income taxes	24,172	23,720	(115,483)	102,419
Income tax benefit (expense)	(11,303)	(5,156)	30,070	(23,041)
Net income (loss)	$12,869	$18,564	$(85,413)	$79,378

Net income (loss) per common share:
Basic	$0.19	$0.31	$(1.28)	$1.35
Diluted	$0.18	$0.30	$(1.28)	$1.27

Weighted average number of common shares outstanding:
Basic	68,023	59,021	66,891	58,861
Diluted	70,637	62,247	66,891	62,373

The accompanying notes are an integral part of these condensed consolidated financial statements.	3

BKV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(85,413)	$79,378
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	169,111	131,389
Equity-based compensation expense	12,819	17,392
Deferred income tax (benefit) expense	(31,272)	22,050
Unrealized (gains) losses on derivatives, net	82,142	(55,280)
Gains on contingent consideration liabilities	(9,973)	(24,113)
Settlement of contingent consideration	(20,000)	(65,000)
Proceeds from the sale of call options	23,502	—
Gains on sales of assets	(6,784)	(308)
Transaction costs from sales of assets	(3,898)	—
Earnings from equity affiliate	(27,602)	(34,792)
Loss on early extinguishment of debt	13,877	—
Other, net	2,453	2,687
Changes in operating assets and liabilities:
Accounts receivable, net	(3,412)	94,010
Accounts payable and accrued liabilities	(30,841)	(49,962)
Other changes in operating assets and liabilities	(9,933)	(2,020)
Net cash provided by operating activities	74,776	115,431
Cash flows from investing activities:
Acquisition of natural gas properties	—	(4,889)
Capital expenditures	(52,774)	(161,068)
Proceeds from sales of assets	133,426	1,576
Loan advanced to equity affiliate	—	(8,000)
Loan repayment from equity affiliate	—	8,000
Other investing activities, net	(23)	8,090
Net cash provided by (used in) investing activities	80,629	(156,291)
Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	253,800	—
Proceeds from the issuance of common stock	—	150,005
Proceeds from notes payable from related party	—	17,000
Payments on notes payable to related party	(75,000)	(17,000)
Proceeds under RBL Credit Agreement	520,000	—
Payments on RBL Credit Agreement	(330,000)	—
Payment on term loan agreement	(456,000)	(114,000)
Payment of debt issuance costs	(8,054)	—
Proceeds from draws on credit facilities	44,000	258,500
Payments on credit facilities	(171,000)	(208,500)
Payments of deferred offering costs	(1,369)	(2,455)
Debt extinguishment costs	(10,213)	—
Redemption of common stock issued upon vesting of equity-based compensation and other	(2,081)	(424)
Net share settlements, equity-based compensation	(53,239)	(2,961)
Net cash provided by (used in) financing activities	(289,156)	80,165
Net increase (decrease) in cash, cash equivalents, and restricted cash	(133,751)	39,305
Cash, cash equivalents, and restricted cash, beginning of period	165,069	153,128
Cash, cash equivalents, and restricted cash, end of period	$31,318	$192,433

The accompanying notes are an integral part of these condensed consolidated financial statements.	4

BKV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
Supplemental cash flow information:	2024	2023
Cash payments for:
Interest	$55,558	$36,069
Income tax	$6	$100
Non-cash investing and financing activities:
Conversion of mezzanine equity to common stock upon initial public offering	$42,995	$—
Conversion of equity-based compensation to common stock upon initial public offering	$74,993	$—
Reclassification of deferred offering costs to common stock upon initial public offering	$11,649	$—
Increase (decrease) in accrued capital expenditures	$4,546	$(13,482)
Additions to asset retirement obligations	$21	$89
Lease liabilities arising from obtaining right-of-use assets	$494	$3,061
Increase (decrease) in accrued offering costs	$1,588	$(763)
Adjustment of minority ownership puttable shares to redemption value	$16,989	$7,591
Adjustment of equity-based compensation to redemption value	$9,310	$14,374
Impact of redemption of shares issued in settlement of equity-based compensation and other on additional paid-in capital, common stock, and treasury stock	$2,081	$602

The accompanying notes are an integral part of these condensed consolidated financial statements.	5

BKV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND MEZZANINE EQUITY
(in thousands)
(Unaudited)

	Stockholders' Equity						Mezzanine Equity
	Common Stock		Treasury	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity	Common Stock		Equity-based Compensation	Total Mezzanine Equity
	Shares	Amount					Shares	Amount
Balance, December 31, 2023	63,873	$1,283	$(4,582)	$1,034,144	$267,368	$1,298,213	2,403	$59,988	$126,966	$186,954
Net loss	—	—	—	—	(38,585)	(38,585)	—	—	—	—
Adjustment of minority ownership puttable shares to redemption value	—	—	—	(1,548)	—	(1,548)	—	1,548	—	1,548
Adjustment of equity-based compensation to redemption value	—	—	—	(495)	—	(495)	—	—	495	495
Common stock issued upon settlement of RSUs	—	—	—	—	—	—	69	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	1,073	1,073
Balance, March 31, 2024	63,873	$1,283	$(4,582)	$1,032,101	$228,783	$1,257,585	2,472	$61,536	$128,534	$190,070
Net loss	—	—	—	—	(59,697)	(59,697)	—	—	—	—
Adjustment of minority ownership puttable shares to redemption value	—	—	—	1,060	—	1,060	—	(1,060)	—	(1,060)
Adjustment of equity-based compensation to redemption value	—	—	—	194	—	194	—	—	(194)	(194)
Common stock issued upon settlement of RSUs	—	—	—	—	—	—	9	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	1,072	1,072
Balance, June 30, 2024	63,873	$1,283	$(4,582)	$1,033,355	$169,086	$1,199,142	2,481	$60,476	$129,412	$189,888
Net income	—	—	—	—	12,869	12,869	—	—	—	—
Adjustment of minority ownership puttable shares to redemption value	—	—	—	17,477	—	17,477	—	(17,477)	—	(17,477)
Adjustment of equity-based compensation to redemption value	—	—	—	9,611	—	9,611	—	—	(9,611)	(9,611)
Redemption of common stock issued upon vesting of equity-based compensation	—	1	(2,077)	2,076	—	—	(73)	—	(2,077)	(2,077)
Common stock issued upon settlement of RSUs, net of shares withheld	—	—	—	—	—	—	2,618	—	(53,239)	(53,239)
Redemption of common stock issued from employee stock purchase plan	—	—	(4)	4	—	—	—	(4)	—	(4)
Issuance of common stock upon initial public offering, net of offering costs	15,000	150	—	241,826	—	241,976	—	—	—	—
Mezzanine equity conversion	5,026	71	—	117,917	—	117,988	(5,026)	(42,995)	(74,993)	(117,988)
Equity-based compensation	—	—	—	166	—	166	—	—	10,508	10,508
Balance, September 30, 2024	83,899	$1,505	$(6,663)	$1,422,432	$181,955	$1,599,229	—	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.	6

BKV CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND MEZZANINE EQUITY
(in thousands)
(Unaudited)

	Stockholders' Equity						Mezzanine Equity
	Common Stock		Treasury	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity	Common Stock		Equity-based Compensation	Total Mezzanine Equity
	Shares	Amount					Shares	Amount
Balance, December 31, 2022	56,373	$1,132	$(3,974)	$896,433	$150,450	$1,044,041	2,290	$62,712	$89,171	$151,883
Net income	—	—	—	—	96,162	96,162	—	—	—	—
Redemption of common stock issued upon vesting of equity-based compensation and other	—	1	(527)	659	—	133	(18)	(2)	(525)	(527)
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	—	—	—	—	—	—	122	—	(2,736)	(2,736)
Adjustment of minority ownership puttable shares to redemption value	—	—	—	6,871	—	6,871	—	(6,871)	—	(6,871)
Adjustment of equity-based compensation to redemption value	—	—	—	10,346	—	10,346	—	—	(10,346)	(10,346)
Equity-based compensation	—	—	—	—	—	—	—	—	3,797	3,797
Balance, March 31, 2023	56,373	$1,133	$(4,501)	$914,309	$246,612	$1,157,553	2,394	$55,839	$79,361	$135,200
Net loss	—	—	—	—	(35,348)	(35,348)	—	—	—	—
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	—	—	—	—	—	—	11	—	(219)	(219)
Adjustment of minority ownership puttable shares to redemption value	—	—	—	(86)	—	(86)	—	86	—	86
Adjustment of equity-based compensation to redemption value	—	—	—	(584)	—	(584)	—	—	584	584
Equity-based compensation	—	—	—		—	—	—	—	6,498	6,498
Balance, June 30, 2023	56,373	$1,133	$(4,501)	$913,639	$211,264	$1,121,535	2,405	$55,925	$86,224	$142,149
Net income	—	—	—	—	18,564	18,564	—	—	—	—
Redemption of common stock issued upon vesting of equity-based compensation and other	—	—	(75)	75	—	—	(3)	—	(75)	(75)
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	—	—	—	—	—	—	1	—	(6)	(6)
Adjustment of minority ownership puttable shares to redemption value	—	—	—	806	—	806	—	(806)	—	(806)
Adjustment of equity-based compensation to redemption value	—	—	—	4,612	—	4,612	—	—	(4,612)	(4,612)
Equity-based compensation	—	—	—	—	—	—	—	—	7,097	7,097
Issuance of common stock	7,500	150	—	149,855	—	150,005	—	—	—
Balance, September 30, 2023	63,873	$1,283	$(4,576)	$1,068,987	$229,828	$1,295,522	2,403	$55,119	$88,628	$143,747

The accompanying notes are an integral part of these condensed consolidated financial statements.	7

BKV Corporation
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Business and Basis of Presentation
General
BKV Corporation (“BKV Corp”) was formed on May 1, 2020 and is a corporation registered with the State of Delaware. BKV Corp is a growth driven energy company focused on creating value for its shareholders through organic development of its properties, as well as accretive acquisitions. BKV Corp’s core business is to produce natural gas from its owned and operated upstream businesses.

The majority shareholder of BKV Corp is Banpu North America Corporation (“BNAC”). BKV Corp's ultimate parent company is Banpu Public Company Limited, a public company listed in the Stock Exchange of Thailand. As of November 13, 2024, the date these condensed consolidated financial statements were available to be issued, BNAC owned 75.5% of BKV Corp's shares. The remaining 24.5% of shares of common stock of BKV Corp were owned by non-controlling members of management, members of the board of directors, and employee and non-employee shareholders.

Basis of Presentation of the Unaudited Condensed Consolidated Financial Statements
These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts for BKV Corp's wholly-owned subsidiaries. The condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s 2023 Consolidated Financial Statements (“Annual Financial Statements”), included in our final prospectus dated September 25, 2024 (“Prospectus”), as certain disclosures and information required by GAAP for complete consolidated financial statements have been condensed or omitted. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which include normal and recurring adjustments, necessary to fairly state the Company’s financial position, results of operations, and cash flows for the periods presented herein. The interim results are not necessarily indicative of results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. The December 31, 2023 condensed consolidated balance sheet was derived from the audited Annual Financial Statements of the Company, but does not include all disclosures required by GAAP for annual financial statements.
BKV Upstream Midstream, LLC (“BKV Upstream Midstream”), a limited liability company, was formed on May 21, 2024 and is registered in the state of Delaware. This entity is a wholly-owned subsidiary of BKV Corp. Since its formation, all of the midstream and upstream entities of BKV Corp are wholly-owned subsidiaries of BKV Upstream Midstream and include BKV Operating, LLC, BKV Barnett, LLC, BKV Chelsea, LLC, BKV Midstream, LLC, BKV North Texas, LLC, and Kalnin Ventures, LLC.
On June 14, 2024, BKV sold BKV Chaffee Corners, LLC (“Chaffee”), and on June 28, 2024, sold its non-operated upstream assets in BKV Chelsea, LLC (“Chelsea”). See Note 3 - Natural Gas Properties & Other Property and Equipment for further discussion.
Together, BKV Corp and its wholly-owned subsidiaries are referred to collectively as “BKV” or the “Company.” All intercompany balances and transactions between these entities have been eliminated within the condensed consolidated financial statements. Current and deferred income taxes and related tax expense have been determined based on the stand-alone results of BKV by applying the separate return method to BKV’s operations as if it were a separate taxpayer. The Company is organized, managed, and identified as one operating segment and one reportable segment.

Reclassification
A reclassification was made in the prior period's condensed consolidated statements of cash flows within the net cash provided by (used in) investing activities and within net cash provided by operating activities to conform to the current period presentation. A reclassification was also made to the prior period's condensed consolidated statements of operations to reclassify the gains on sale of assets out of other income into revenues to conform with the current presentation. These reclassifications had no impact on previously reported balance sheets, net income, net cash flows, or stockholders' equity.

Initial Public Offering
On September 27, 2024, the Company completed its initial public offering (the “IPO”) of 15,000,000 shares of common stock at a price to the public of $18.00 per share. After underwriting discounts and commissions of $16.2 million, the Company received net proceeds from the offering of $253.8 million. The Company also granted the IPO underwriters a 30-day option to purchase up to 2,250,000 additional shares of common stock on the same terms. The underwriters partially exercised the option and on October 28, 2024, purchased 701,003 additional shares of common stock, resulting in additional net proceeds of $11.9 million, after deducting underwriting discounts and commissions of $0.8 million.
Upon consummation of the IPO, 5,026,638 mezzanine shares were converted into common stock.
Deferred Offering Costs
The Company capitalized legal and other third party fees directly related to the Company's IPO on the condensed consolidated balance sheets, and on September 27, 2024, the Company recognized these costs as a reduction to the proceeds received from the IPO in the amount of $11.6 million.

Liquidity
As of September 30, 2024, the Company held $31.3 million of cash and cash equivalents. The Company’s working capital deficit as of September 30, 2024 was $13.3 million, and for the nine months ended September 30, 2024, cash flows provided by operating activities was $74.8 million. The Company intends to make the payments related to its debt and investments in capital expenditures with cash flows from operations. During the nine months ended September 30, 2024, the Company also sold call options with a counterparty and received a premium of $23.5 million, and early terminated a portion of its derivative contracts and received cash on the gain of $13.3 million. For further discussion on the derivative transactions, see Note 5 - Derivative Instruments.

On June 11, 2024, BKV Upstream Midstream entered into the RBL Credit Agreement (as defined below) and drew down $425.0 million in revolver borrowings. The Company then repaid the amounts outstanding under (i) its Credit Agreement previously entered into in June 2022 with a syndicate of banks and Bangkok Bank Public Company Limited (New York Branch) as the administrative agent (the “Term Loan Credit Agreement”), (ii) its revolving credit facility previously entered into in August 2022 with Bangkok Bank Public Company Limited (New York Branch) (the “Revolving Credit Agreement”), and (iii) its loan agreement previously entered into in March 2022 with Standard Charter Bank (the “SCB Credit Facility”), in each case with proceeds from the loans under the RBL Credit Agreement and cash on hand. The Term Loan Credit Agreement, the Revolving Credit Agreement, and the SCB Credit Facility were terminated concurrently with the repayment of the remaining amounts owed thereunder. See Note 2 - Debt for further discussion on the RBL Credit Agreement and these transactions.

On June 14, 2024, the Company sold its non-operated interests in Chaffee, a wholly-owned subsidiary, for a purchase price of $106.7 million, subject to adjustment, and on June 28, 2024, sold its non-operated upstream assets in Chelsea for a purchase price of $25.0 million, subject to adjustment. See Note 3 - Natural Gas Properties & Other Property and Equipment for further discussion on these transactions.
Significant Judgments and Accounting Estimates
The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. There have been no significant changes to the Company's accounting estimates from those disclosed in the Company's Annual Financial Statements.

Significant Accounting Policies
The Company's significant accounting policies are described in the notes to the consolidated financial statements for the year ended December 31, 2023 disclosed in the Annual Financial Statements within the Prospectus. There have been no significant changes in accounting policies during the nine months ended September 30, 2024.

Restricted Cash
As of December 31, 2023, restricted cash included amounts to fund the debt service reserve account, which equaled the current portion of the Term Loan Credit Agreement plus accrued interest to comply with the Company's financial covenant under the Term Loan Credit Agreement. Due to the repayment of the Term Loan Credit Agreement, there was no restricted cash as of September 30, 2024. See Note 2 - Debt. The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the condensed consolidated balance sheets and condensed consolidated statements of cash flows:

	September 30,	December 31,	September 30,
(in thousands)	2024	2023	2023
Cash and cash equivalents	$31,318	$25,407	$54,133
Restricted cash	—	139,662	138,300
Cash, cash equivalents, and restricted cash	$31,318	$165,069	$192,433

Common Shares Issued and Outstanding
As of September 30, 2024 and December 31, 2023, the Company had common shares issued and outstanding of 83,899,298 and 66,275,866, respectively.

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Standards Accounting Board issued a new accounting pronouncement regarding segment reporting. The standard requires that public entities expand reportable segment disclosures, primarily through enhanced disclosures around segment expenses. This standard is effective for annual periods beginning January 1, 2024 and interim periods beginning January 1, 2025, with early adoption permitted. Management is currently evaluating the impact of this standard on the Company's disclosures and is in the process of preparing to comply with the new disclosure requirements.

In December 2023, the Financial Standards Accounting Board issued a new accounting pronouncement regarding income tax disclosures. The standard requires public entities disclose more consistent and detailed categories in their statutory to effective income tax rate reconciliations and further disaggregate income taxes paid by jurisdiction. For each annual period presented, the new standard requires disclosure of the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign. It also requires additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). The standard is effective January 1, 2025, with early adoption permitted. Management is currently evaluating the impact this standard will have on the Company's disclosures.

Note 2 - Debt

The following table summarizes the debt balances (refer to the Company's Annual Financial Statements disclosed in the Prospectus for definitions and further description of the Company's debt instruments):

(in thousands)	September 30, 2024	December 31, 2023
Credit facilities
SCB Credit Facility	$—	$31,000
Revolving Credit Agreement	—	96,000

Term loan
Current portion of Term Loan Credit Agreement	—	114,000
Current portion of unamortized debt issuance costs	—	(1,627)
Total current debt, net	—	239,373

RBL Credit Agreement	190,000	—
Term Loan Credit Agreement	—	342,000
Long-term portion of unamortized debt issuance costs	—	(2,337)
Total long-term debt, net	190,000	339,663

Total debt, net	$190,000	$579,036

On June 11, 2024, the Company paid down the outstanding balances, including interest, and concurrently terminated the SCB Credit Facility, the Revolving Credit Agreement, and the Term Loan Credit Agreement, with proceeds from the revolving borrowings on the RBL Credit Agreements and cash on hand. Due to the early termination of the Revolving Credit Agreement and the Term Loan Credit Agreement, the Company recorded a loss of $13.9 million, which was included in loss on early extinguishment of debt in the condensed consolidated statements of operations during the nine months ended September 30, 2024.

RBL Credit Agreement
On June 11, 2024, the Company and BKV Upstream Midstream entered into a reserve-based lending agreement (the “RBL Credit Agreement”) with Citibank, N.A., as the administrative agent, and the financial institutions party thereto, and with BKV Upstream Midstream as the borrower and BKV Corp as the guarantor on the RBL Credit Agreement. The RBL Credit Agreement includes a maximum credit commitment of $1.5 billion. As of September 30, 2024, the RBL Credit Agreement has a borrowing base of $800.0 million and an elected commitment of $600.0 million. The loans may be borrowed, repaid, and reborrowed during the term of the RBL Credit Agreement. The RBL Credit Agreement matures on June 12, 2028. The obligations under the RBL Credit Agreement are secured and guaranteed on a secured basis by all of BKV Upstream Midstream's current and future material subsidiaries. Loans under the RBL Credit Agreement bear interest at one, three, or six-month term secured overnight financing rate (“SOFR”) or an alternative base rate, as applicable, plus a credit spread adjustment of 0.10% for SOFR borrowings, plus an applicable margin per annum. Interest is payable on the last day of each interest period and at maturity. BKV Upstream Midstream is obligated to pay certain fees to the lenders and administrative agent under the RBL Credit Agreement, including commitment fees on the average daily amount of the undrawn portion of the commitments.
The RBL Credit Agreement contains various restrictive covenants that, among other things, limit BKV Upstream Midstream's ability and the ability of its restricted subsidiaries to, subject to certain exceptions: (i) incur indebtedness; (ii) incur liens; (iii) acquire or merge with any other company; (iv) sell assets or equity interests of its subsidiaries; (v) make investments; (vi) pay dividends or make other restricted payments; (vii) change its lines of business; (viii) enter into certain hedge agreements; (ix) enter into transactions with affiliates; (x) own any subsidiary that is not organized in the United States; (xi) prepay any unsecured senior or subordinated indebtedness; (xii) engage in certain marketing activities; and (xiii) allow, on a net basis, gas imbalances, take-or-pay or other prepayments with respect to proved oil and gas properties. Beginning with the fiscal quarter ending

September 30, 2024, the RBL Credit Agreement requires BKV Upstream Midstream to always hedge not less than 50% of projected production from our proved developed producing reserves for the subsequent 24 calendar month period immediately following such required delivery date.
The RBL Credit Agreement also includes financial covenants that require BKV Upstream Midstream to maintain:
• on a quarterly basis, a minimum Current Ratio (as defined in the RBL Credit Agreement) of no less than 1.00 to 1.00; and
• on a quarterly basis, a Net Leverage Ratio (as defined in the RBL Credit Agreement) of no greater than 3.25 to 1.00.
The RBL Credit Agreement includes customary equity cure rights that will enable BKV Upstream Midstream to cure certain breaches of the minimum current ratio covenant or the maximum net leverage ratio covenant. As of September 30, 2024, BKV Upstream Midstream was in compliance with the terms and covenants of the RBL Credit Agreement.
The RBL Credit Agreement generally includes customary events of default for a reserve-based credit facility, some of which allow for an opportunity to cure. If an event of default relating to bankruptcy or other insolvency events occurs, the revolving loans will immediately become due and payable; if any other event of default exists, the administrative agent or the requisite lenders will be permitted to accelerate the maturity of the revolving loans. The RBL Credit Agreement is secured by substantially all of BKV Upstream Midstream's assets and those of the guarantors, and upon an event of default the agent under the RBL Credit Agreement could commence foreclosure proceedings.
During the nine months ended September 30, 2024, BKV Upstream Midstream paid $8.1 million in financing costs, which have been deferred and capitalized as debt issuance costs included within other assets and are amortized over the life of the RBL Credit Agreement. As of September 30, 2024, $7.4 million of unamortized debt issuance costs remains outstanding. As of September 30, 2024, the effective interest rate on the RBL Credit Agreement was 8.46% and the outstanding letters of credit was $14.6 million. On September 30, 2024, in conjunction with the IPO, the Company paid down $200.0 million of principal on the RBL Credit Agreement, including interest, with proceeds from the IPO.
Subordinated Intercompany Loan Agreement
On June 18, 2024, the Company paid down $25.0 million of the $75.0 million outstanding on the related party loan with BNAC, including interest, and on September 30, 2024, the Company repaid the outstanding balance of $50.0 million, including interest, with proceeds from the IPO.

Note 3 - Natural Gas Properties & Other Property and Equipment

Accumulated depreciation, depletion, and amortization for developed natural gas properties as of September 30, 2024 and December 31, 2023 was $656.8 million and $560.0 million, respectively. Depreciation, depletion, and amortization expense for developed natural gas properties was $50.4 million and $45.7 million for the three months ended September 30, 2024 and 2023, respectively, and $148.6 million and $110.6 million for the nine months ended September 30, 2024 and 2023, respectively.

Accumulated depreciation for midstream assets as of September 30, 2024 and December 31, 2023 was $15.7 million and $19.4 million, respectively. Depreciation expense on midstream assets was $1.6 million and $1.9 million for the three months ended September 30, 2024 and 2023, respectively, and $5.3 million and $5.6 million for the nine months ended September 30, 2024 and 2023, respectively.

Other property and equipment consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Carbon capture, utilization, and sequestration	$66,800	$59,142
Buildings	15,707	15,707
Furniture, fixtures, equipment, and vehicles	17,131	15,101
Computer software	5,595	4,844
Leasehold improvements	1,685	1,685
Land	3,090	3,090
Construction in process	1,324	76
Total	111,332	99,645
Accumulated depreciation	(20,098)	(15,710)
Other property and equipment, net	$91,234	$83,935

Depreciation expense for other property and equipment was $1.7 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively, and $4.6 million and $4.1 million for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, the Company received proceeds on the sale of other properties of $1.7 million, and recognized a gain on sale of these properties of $0.8 million, which is included in the gains (losses) on sales of assets in the condensed consolidated statements of operations. During the nine months ended September 30, 2023, the Company received proceeds on the sale of other properties of $1.6 million, and recognized a gain on sale of these properties of $0.3 million, which is included in the gains (losses) on sales of assets in the condensed consolidated statements of operations.

Sales of BKV Chaffee Corners, LLC and BKV Chelsea, LLC
On June 14, 2024, the Company sold its wholly owned subsidiary, Chaffee, representing a non-operated interest in approximately 9,800 net acres and 116 gross (24.2 net) wells and 122 Bcfe of proved reserves in the Marcellus Shale in the Appalachian Basin of Northeast Pennsylvania (“NEPA”), as well as our interest in the Repsol Oil and Gas operated midstream system, for $106.7 million. The Company recognized a gain on the sale of $6.0 million, net of transaction costs of approximately $3.5 million, which is included in the gains (losses) on sales of assets in the condensed consolidated statements of operations.
On June 28, 2024, Chelsea sold certain of its non-operated upstream assets, including interest in approximately 6,800 net acres and 214 gross (15.4 net) wells and 35 Bcfe of proved reserves in NEPA, for a purchase price of $25.0 million and transaction costs of approximately $0.4 million. Due to the immateriality of the upstream assets sold, the Company utilized the practical expedient to account for the sale of Chelsea's non-operated upstream assets sold as a normal retirement with no gain or loss recognized as sale of these assets did not significantly impact the depletion rate with respect to the total reserves retained in NEPA.
Following the divestiture of these assets, the Company holds approximately 19,480 net acres in NEPA, approximately 98% of which is held by production.

Note 4 - Fair Value Measurements

As the Company uses the market approach to determine the fair value of its derivative instruments, these fair values are also compared to the values given by counterparties for reasonableness. Since natural gas and NGL swaps do not include optionality and therefore generally have no unobservable inputs, they are classified as Level 2. The Company factors its own non-performance risk into the valuation of derivatives using current published credit default swap rates. As of September 30, 2024 and December 31, 2023, the impact of the non-performance risk adjustment to the Company's fair value of commodity derivative liabilities was $3.1 million and $1.0 million, respectively.

Contingent consideration, minority ownership puttable shares, and equity-based compensation from the 2021 Plan (as defined in Note 8 - Stockholders' Equity) are measured at fair value using Level 3 valuation techniques. There were no transfers between fair value levels during the three and nine months ended September 30, 2024 and 2023.

The following tables set forth by level within the fair value hierarchy, the financial assets and liabilities that were accounted for at fair value on a recurring basis:

	As of September 30, 2024
	Fair Value Measurements Using:
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Derivative instruments	$25,644	$—	$25,644
Financial liabilities
Derivative instruments	28,741	—	28,741
Contingent consideration	—	19,703	19,703

	As of December 31, 2023
	Fair Value Measurements Using:
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Derivative instruments	$102,547	$—	$102,547
Financial liabilities
Contingent consideration	—	29,676	29,676
Mezzanine equity
Minority ownership puttable shares	—	59,988	59,988
Equity-based compensation	—	126,966	126,966

The contingent consideration was generated from the 2019 acquisition of interest in proved reserves and related upstream assets in the Barnett formation from Devon Energy Corporation (the “Devon Barnett Acquisition”) and the 2022 acquisition of natural gas upstream and the associated midstream infrastructure in the Barnett from XTO Energy, Inc and Barnett Gathering, LLC, subsidiaries of Exxon Mobil Corporation (the “Exxon Barnett Acquisition”). The fair value of the contingent consideration as of September 30, 2024 and December 31, 2023 represents management’s best estimate if a third party were paid to assume the contingency. The fair values were determined using Monte Carlo simulations, which use observable (Level 2) inputs based on forecasted monthly Henry Hub Prices and West Texas Intermediate (“WTI”) prices, as applicable, and unobservable (Level 3) inputs. The Devon Barnett Acquisition and the Exxon Barnett Acquisition contingencies are described further in Note 10 - Commitments and Contingencies.

The minority ownership puttable shares were recorded at fair value upon initial recognition in mezzanine equity on the condensed consolidated balance sheets. The fair market value of the Company's common stock was used to determine the initial carrying value and redemption value of the minority ownership puttable shares in mezzanine equity on the condensed consolidated balance sheets as of December 31, 2023. Prior to the Company's IPO, its common stock was valued using both observable (Level 2) and unobservable (Level 3) inputs. The minority ownership puttable shares are further described in Note 8 - Stockholders' Equity.

Equity-based compensation is recorded at fair market value on the grant date. The underlying market condition was valued using the application of Monte Carlo simulations using both observable (Level 2) and unobservable (Level 3) inputs. Prior to the Company's IPO, the remaining components of the awards were valued based on the fair market value of the common stock of the Company, which is valued consistent with valuation methodologies described for the minority ownership puttable shares. As of

December 31, 2023, the fair market values of the Company's market condition and common stock were used to determine the redemption value or fair market value of equity-based compensation in mezzanine equity on the condensed consolidated balance sheets. Equity-based compensation is further described in Note 8 - Stockholders' Equity.

Quantitative data regarding the Company's Level 3 unobservable inputs are as follows:

(in thousands, except per share amounts)	Fair Value	Valuation Technique	Unobservable Input	Range or Actual
Common stock - per share value - as of December 31, 2023(1)	$28.25	Enterprise value	Discount rate	11.5% -12.5%

Contingent consideration, as of December 31, 2023	$29,676	Monte Carlo Simulation	Risk free rate(2)	5.2%
			Credit spread	4.7%
			Discount rate	9.9%

Common stock - per share value, as of March 31, 2024(1)	$28.98	Enterprise value	Discount rate	11.5% - 12.5%

Contingent consideration, as of March 31, 2024	$23,082	Monte Carlo Simulation	Risk free rate(2)	5.4%
			Credit spread	4.8%
			Discount rate	10.2%

Common stock - per share value, as of June 30, 2024(1)	$28.48	Enterprise value	Discount rate	11.5% - 12.5%

Contingent consideration, as of June 30, 2024	$23,606	Monte Carlo Simulation	Risk free rate(2)	5.2%
			Credit spread	4.8%
			Discount rate	10.0%

Contingent consideration, as of September 30, 2024	$19,703	Monte Carlo Simulation	Risk free rate(2)	4.2%
			Credit spread	4.8%
			Discount rate	9.0%
________________________________________
(1) The Company uses the midpoint of valuation results when estimating the fair value of common stock.
(2) Represents an observable input.
The table below sets forth the changes in the Company's Level 3 fair value measurements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Balance, beginning of period	$213,494	$207,290	$216,630	$239,934
Mezzanine equity conversion	(117,988)	—	(117,988)	—
Grant date fair value of equity-based compensation, pre-IPO	(44,812)	7,097	(42,667)	17,392
Change in fair market value (all instruments)	(30,991)	(6,702)	(36,272)	(49,641)
Balance, end of period	$19,703	$207,685	$19,703	$207,685

Note 5 - Derivative Instruments

The Company may utilize derivative contracts in connection with its natural gas and NGL operations to provide an economic hedge of the Company’s exposure to commodity price risk associated with anticipated future natural gas and NGL production. The derivative contracts outstanding as of September 30, 2024 consisted of commodity swaps, basis swaps, call options, and producer collar agreements, subject to master netting agreements with each individual counterparty. The following table presents gross commodity derivative balances prior to applying netting adjustments recorded in the condensed consolidated balance sheets:

		As of September 30, 2024
(in thousands)	Balance Sheet Location	Gross Amounts of Assets and Liabilities	Offset Adjustments	Net Amounts of Assets and Liabilities
Current derivative assets	Commodity derivative assets, current	$29,310	$(7,984)	$21,326
Noncurrent derivative assets	Commodity derivative assets	8,820	(4,502)	4,318
Current derivative liabilities	Other current liabilities	8,821	(7,984)	837
Noncurrent derivative liabilities	Other noncurrent liabilities	32,406	(4,502)	27,904

		As of December 31, 2023
(in thousands)	Balance Sheet Location	Gross Amounts of Assets and Liabilities	Offset Adjustments	Net Amounts of Assets and Liabilities
Current derivative assets	Commodity derivative assets, current	$90,540	$(6,501)	$84,039
Noncurrent derivative assets	Commodity derivative assets	18,615	(107)	18,508
Current derivative liabilities	Other current liabilities	6,501	(6,501)	—
Noncurrent derivative liabilities	Other noncurrent liabilities	107	(107)	—

Collar, Commodity Swap, and Basis Swap Contracts
A commodity collar provides for a price floor and a price ceiling. The floating price for the collar contract is traded for a fixed price when the floating price is not between the floor and ceiling. If the floating price is between these contracted prices, no trade occurs. A commodity swap agreement is an agreement whereby a floating price based on the underlying commodity is traded for a fixed price over a specified period. Basis swaps provide a guaranteed price differential for natural gas from two different specified delivery points over a specified period. The fair value of open collar, commodity swap, and basis swap contracts reported in the condensed consolidated balance sheets may differ from that which would be realized in the event the Company terminated its position in the respective contract.

Derivative Contracts
The following tables set forth the derivative gains, net on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Gain on settled derivatives, net	$38,350	$292	$106,285	$70,994
Gain (loss) on unsettled derivatives, net	(3,042)	9,035	(82,142)	55,280
Derivative gains, net	$35,308	$9,327	$24,143	$126,274

Settled derivative gains, net for the nine months ended September 30, 2024 includes gains of $13.3 million related to the termination of certain natural gas commodity derivative swap contracts prior to their contractual settlement dates. $8.4 million of such gains is attributable to early-terminated natural gas commodity derivative swap contracts covering production during the nine months ended September 30, 2024. There were no early-terminated natural gas commodity derivative swap contracts during the three months ended September 30, 2024. Settled derivative gains, net for the nine months ended September 30, 2023 includes gains of $39.1 million related to the termination of certain natural gas commodity derivative swap contracts prior to their contractual settlement dates. $29.0 million of such gains is attributable to early-terminated natural gas commodity derivative swap contracts covering production during the nine months ended September 30, 2023. There were no early-terminated natural gas commodity derivative swap contracts during the three months ended September 30, 2023.

During the first quarter in 2024, the Company entered into an agreement to sell a call option and subsequently received a net premium of $23.5 million for contracts that settle in 2026 and 2027. The call option has an established ceiling price. If at the time of settlement the contracted settlement price exceeds the ceiling price, the Company pays the counterparty an amount equal to the difference between the contracted settlement price and the ceiling price multiplied by the contract volumes. The premium received was recorded as a liability and is subsequently adjusted to the current fair value of the option written.

Volume of Derivative Activities
As of September 30, 2024, the Company’s derivative activities based on volume and contract prices, categorized by primary underlying risk and related commodity, by year, were as follows:
The following table represents natural gas commodity derivatives indexed to NYMEX Henry Hub pricing:

Instrument	MMBtu	Weighted Average Price (USD)	Weighted Average Price Floor	Weighted Average Price Ceiling	Fair Value as of September 30, 2024 (in thousands)
2024
Swap	18,147,500	$3.52			$6,930
2025
Swap	79,050,000	$3.45			$5,633
Collars	14,600,000		$3.71	$4.11	$6,170
2026
Swap	57,825,000	$3.55			$(4,178)
Collars	25,550,000		$3.67	$4.19	$5,288
Call options	36,500,000			$5.00	$(9,893)
2027
Call options	36,500,000			$5.00	$(11,542)
The following table represents natural gas basis derivatives based on the applicable basis reference price listed below:

Instrument	Basis Reference Price	MMBtu	Weighted Average Basis Differential	Fair Value as of September 30, 2024 (in thousands)
2024
Swap	Transco Leidy Basis	8,280,000	$(0.89)	$(136)
Swap	NGPL TXOK Basis	3,100,000	$(0.54)	$(504)
2025
Swap	Transco Leidy Basis	12,775,000	$(0.86)	$(541)
Swap	HSC Basis	29,200,000	$(0.45)	$(2,062)

The following table represents natural gas liquids commodity derivatives for contracts, by contract type, expiring through December 31, 2026 based on the applicable index listed below:

Instrument	Commodity Reference Price	Gallons	Weighted Average Price (USD)	Fair Value as of September 30, 2024 (in thousands)
2024
Swap	OPIS Purity Ethane Mont Belvieu	48,300,000	$0.23	$727
Swap	OPIS IsoButane Mont Belvieu Non-TET	3,284,400	$0.93	$(472)
Swap	OPIS Normal Butane Mont Belvieu Non-TET	4,830,000	$0.90	$(642)
Swap	OPIS Propane Mont Belvieu Non-TET	18,354,000	$0.80	$913
Swap	OPIS Natural Gasoline Mont Belvieu Non-TET	7,728,000	$1.47	$251
2025
Swap	OPIS Purity Ethane Mont Belvieu	119,595,000	$0.24	$1,706
Swap	OPIS IsoButane Mont Belvieu Non-TET	8,515,500	$0.89	$(632)
Swap	OPIS Normal Butane Mont Belvieu Non-TET	10,998,750	$0.85	$(531)
Swap	OPIS Propane Mont Belvieu Non-TET	46,882,500	$0.71	$608
Swap	OPIS Natural Gasoline Mont Belvieu Non-TET	17,220,000	$1.08	$415
2026
Swap	OPIS Purity Ethane Mont Belvieu	94,762,500	$0.25	$(918)
Swap	OPIS IsoButane Mont Belvieu Non-TET	2,388,750	$0.84	$(82)
Swap	OPIS Normal Butane Mont Belvieu Non-TET	2,388,750	$0.82	$(12)
Swap	OPIS Propane Mont Belvieu Non-TET	14,332,500	$0.71	$51
Swap	OPIS Natural Gasoline Mont Belvieu Non-TET	4,777,500	$1.41	$356

Note 6 - Revenue from Contracts with Customers

All of the Company's revenues are generated in the states of Pennsylvania and Texas. Revenues consist of the following:

	Three Months Ended September 30, 2024
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$5,063	$82,815	$87,878
NGLs	—	37,489	37,489
Oil	—	1,585	1,585
Total natural gas, NGL, and oil sales	$5,063	$121,889	$126,952

Marketing revenues	—	1,738	1,738
Midstream revenues	—	2,662	2,662
Related party and other	—	6,427	6,427
Total	$5,063	$132,716	$137,779

	Three Months Ended September 30, 2023
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$6,771	$115,241	$122,012
NGLs	—	50,241	50,241
Oil	—	2,161	2,161
Total natural gas, NGL, and oil sales	$6,771	$167,643	$174,414

Marketing revenues	—	1,936	1,936
Midstream revenues	1,275	2,524	3,799
Related party and other	—	1,922	1,922
Total	$8,046	$174,025	$182,071

	Nine Months Ended September 30, 2024
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$23,008	$244,045	$267,053
NGLs	—	122,121	122,121
Oil	—	5,319	5,319
Total natural gas, NGL, and oil sales	$23,008	$371,485	$394,493

Marketing revenues	—	8,705	8,705
Midstream revenues	2,014	8,154	10,168
Related party and other	—	16,906	16,906
Total	$25,022	$405,250	$430,272

	Nine Months Ended September 30, 2023
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$45,297	$333,747	$379,044
NGLs	—	141,718	141,718
Oil	—	6,559	6,559
Total natural gas, NGL, and oil sales	$45,297	$482,024	$527,321

Marketing revenues	—	6,668	6,668
Midstream revenues	3,561	8,666	12,227
Related party and other	—	5,236	5,236
Total	$48,858	$502,594	$551,452
Accounts receivable and revenue from contracts with customers
As of September 30, 2024 and December 31, 2023, the Company’s receivables from contracts with customers were $21.9 million and $32.8 million, respectively. Also, as of September 30, 2024 and December 31, 2023, one purchaser accounted for more than 10% of accounts receivables, and for the three months ended September 30, 2024 and 2023, that purchaser’s revenues were $88.1 million and $116.5 million, respectively, and for the nine months ended September 30, 2024 and 2023, the same purchaser’s revenues were $264.2 million and $358.5 million, respectively. Another purchaser’s revenues, that also accounted for more than 10% of the Company’s revenues during the three months ended September 30, 2024 and 2023 amounted to $33.2 million and $44.0 million, respectively, and during the nine months ended September 30, 2024 and 2023, amounted to $107.7 million and $126.9 million, respectively. The Company does not believe that the loss of these customers would have a material adverse effect on the condensed consolidated financial statements because alternative customers are readily available.

Note 7 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities included in current liabilities consist of the following:

(in thousands)	September 30, 2024	December 31, 2023
Accounts payable	$54,381	$47,504
Accrued payroll	15,228	18,189
Oil and gas production and other taxes payable	22,819	48,857
Revenues payable	17,633	21,765
Other accrued liabilities	2,122	12,858
Total	$112,183	$149,173

Note 8 - Stockholders' Equity

Equity-Based Compensation

2024 Equity and Incentive Compensation Plan
The Company's 2024 Equity and Incentive Compensation Plan (the “2024 Plan”) became effective immediately prior to the consummation of the IPO. The 2024 Plan permits the grant of awards to the non-employee directors, officers, and other employees of BKV Corp and its controlled subsidiaries in order to provide incentives and rewards for service and/or performance. The Company may grant stock options, appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash incentive awards, and certain other awards based on or related to shares of the Company's common stock. Under the 2024 Plan, the Company can issue up to 5,000,000 shares of its common stock, which are subject to adjustment to reflect any extraordinary cash dividend, stock dividend, split, or combination of the Company's common stock. The aggregate number of shares of the Company's common stock available for award under the 2024 Plan will be reduced by one share of the Company's common stock for every one share of its common stock subject to an award granted under the 2024 Plan. Each grant of an award under the 2024 Plan will be evidenced by an award agreement that includes terms and provisions, determined by the Company's Compensation Committee (or other committee of the board of directors designated by the board to administer the 2024 Plan), which outlines the number of shares of common stock, earning or vesting terms, and any other terms consistent with the 2024 Plan.
Any shares of common stock awarded under the 2024 Plan that have been canceled, forfeited, expired, settled for cash shares, or is unearned (in whole or part) will be added back to the aggregate number of shares of common stock available under the 2024 Plan, with the exception of the following: (i) shares of common stock withheld by the Company in payment of the exercise price of a stock option; (ii) shares of common stock tendered or otherwise used in payment of the exercise price of a stock option; (iii) shares of common stock withheld by the Company or tendered or otherwise used to satisfy a tax withholding obligation; (iv) shares of common stock subject to share-settled appreciation rights that are not actually issued in connection with the settlement of such appreciation right; and (v) shares of common stock reacquired by the Company on the open market or otherwise using cash proceeds from the exercise of stock options. As of September 30, 2024, 3,825,516 shares were available for future grants under the 2024 Plan.
Performance-Based Restricted Stock Units
During the three and nine months ended September 30, 2024, the Company granted 704,649 performance-based restricted stock units (“PRSUs”) under the 2024 Plan. These PRSUs cliff vest on December 31, 2026 and are subject to a performance period beginning January 1, 2024 and ending on December 31, 2026 (the “2024 PRSU Performance Period”). The table below summarizes the PRSU activity for the nine months ended September 30, 2024:

(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Unvested PRSUs as of January 1, 2024	—	$—
Granted	705	$12.23
Unvested PRSUs as of September 30, 2024	705	$12.23
These PRSUs are eligible to be earned based on three performance conditions: (i) annualized Total Shareholder Return (“aTSR”) of the Company's common stock during the 2024 PRSU Performance Period, (ii) relative Total Shareholder Return (“rTSR”) of the common stock of the Company's benchmark group during the 2024 PRSU Performance Period, and (iii) Return on Capital Employed (“ROCE”) based on the average annual performance over the 2024 PRSU Performance Period.
The aTSR and rTSR components of the awards are market-based conditions valued using the Monte-Carlo Simulation pricing model, which calculates multiple potential outcomes and establishes grant date fair value based on the most likely outcome. For purposes of the grant date fair value during the nine months ended September 30, 2024, the aTSR and rTSR components assumed a risk free rate of 3.5%, a dividend yield of a immaterial amount, and volatility of 40% that used a combination of daily historical and implied volatility over a look back period commensurate with the remaining term of the assets. The weighted average grant date fair value of the aTSR and rTSR components of PRSU awards granted during the nine months ended September 30, 2024 was $6.78 and $9.91, respectively.
ROCE is considered to be a non-market performance condition. Thus, the likelihood of achievement must be reassessed at every reporting period, and compensation expense is adjusted accordingly. As of September 30, 2024, management estimates ROCE performance to be greater than the target performance level by approximately 27.5%. The grant date fair value of the PRSUs presented in the activity for the nine months ended September 30, 2024 takes into account the grant date fair value for ROCE, due to the non-market performance conditions being probable of achievement as of the respective modification date or grant date which establishes a grant date fair value. The weighted average grant date fair value of the ROCE component of PRSU awards granted during the nine months ended September 30, 2024 was $18.05.
As of September 30, 2024, there was $10.0 million of unrecognized compensation expense related to the 2024 PRSU awards, which will be amortized over a weighted average period of 2.25 years.
Equity-based compensation related to PRSUs was negligible for both the three and nine months ended September 30, 2024, which are included in general administrative expenses in the condensed consolidated statements of operations.
Time-Based Restricted Stock Units
During the three and nine months ended September 30, 2024, the Company granted 469,835 time-based restricted stock units (“TRSUs”) under the 2024 Plan. Under the applicable provisions of the 2024 Plan, the TRSU incentive award vests annually over three anniversary dates in equal portions with the first tranche vesting on January 1, 2025, subject to continued employment with the Company and board of director approval. The table below summarizes the TRSU activity for the nine months ended September 30, 2024:

(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Unvested TRSUs as of January 1, 2024	—	$—
Granted	470	$18.05
Unvested TRSUs as of September 30, 2024	470	$18.05
As of September 30, 2024, there was $8.4 million of unrecognized compensation expense related to the 2024 TRSU awards, which will be amortized over a weighted average period of 2.25 years.

Equity-based compensation related to TRSUs was $0.1 million for both the three and nine months ended September 30, 2024, which are included in general administrative expenses in the condensed consolidated statements of operations.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (the “ESPP”) became effective immediately prior to the consummation of the IPO. A total of 500,000 shares of the Company's common stock is available for awards under the ESPP and only permits eligible employees to purchase shares of the Company's common stock through payroll deductions, which cannot exceed 10% of the employee's eligible compensation. The ESPP will be implemented through a series of offerings of up to a period of 27 months, which will consist of one offering period. During the offering period, payroll contributions will accumulate without interest and, on the last trading day of the offering period, accumulated payroll deductions will be used to purchase shares of the Company's common stock. For the three and nine months ended September 30, 2024, the Company did not recognize any equity-based compensation expense related to the ESPP.
2021 Equity and Incentive Compensation Plan
On January 1, 2021, the BKV Corporation Long-Term Incentive Plan (the “2021 Plan”) was established and as of September 30, 2024, 7,724,499 RSUs were considered to have been granted under Accounting Standards Codification (“ASC”) 718 - Compensation-Stock Compensation (“ASC 718”), when taking into consideration performance RSUs at the maximum performance level and time-based RSUs anticipated to be legally granted in the three years following inception. As of September 30, 2024, the awards considered granted under ASC 718 since inception equaled the number of RSUs legally granted.
Performance-Based Restricted Stock Units
PRSUs cliff vest and were subject to a vesting or performance period beginning January 1, 2021 and ending on December 31, 2023. As of December 31, 2023, the Company achieved its performance targets as follows: TSR met its threshold at 136%, ROCE met its threshold at 131%, and IPO readiness met its threshold at 200%. In February 2024, the Plan's committee approved the Company's goals and the PRSUs outstanding as of December 31, 2023 vested with some being forfeited prior to the Plan's approval.

(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Unvested PRSUs as of January 1, 2024	3,967	$19.02
Vested	(3,963)	$19.02
Forfeited(1)	(4)	$19.02
Unvested PRSUs as of September 30, 2024	—	$—
____________________________________________________
(1) Forfeited award amounts take into consideration performance shares at the maximum performance level.

Due to the PRSU cliff vest, there was no equity-based compensation under the 2021 Plan for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, equity-based compensation related to the PRSUs was $6.0 million and $14.9 million, respectively. These costs are included in general and administrative expenses in the condensed consolidated statements of operations.

Time-Based Restricted Stock Units
The following table summarizes the TRSU activity under the 2021 Plan for the nine months ended September 30, 2024:

(in thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value
Unvested TRSUs as of January 1, 2024	727	$22.37
Vested (1)	(659)	$22.12
Forfeited	(68)	$22.12
Unvested TRSUs as of September 30, 2024	—	$—
____________________________________________________
(1) For the nine months ended September 30, 2024, the total fair value of the shares vested was $18.00.
For the three months ended September 30, 2024 and 2023, equity-based compensation expense related to the TRSUs under the 2021 Plan was $10.5 million and $1.1 million, respectively. For the nine months ended September 30, 2024 and 2023, equity-based compensation expense related to the TRSUs under the 2021 Plan was $12.7 million and $2.5 million, respectively. These costs are included in general and administrative expenses in the condensed consolidated statements of operations. Upon consummation of the IPO, the remaining TRSUs from the 2021 Plan vested.

Equity Investments
The Company made a capital call on BNAC of $150.0 million, and pursuant to the requirements of the existing stockholders' agreement, on September 27, 2023, BNAC made a capital contribution in exchange for 7,500,000 shares of BKV common stock. To comply with a financial covenant under the Term Loan Credit Agreement, $138.3 million of BNAC's capital contribution was placed in a debt service reserve account, which was released upon termination of the Term Loan Credit Agreement. See Note 1 - Business and Basis of Presentation and Note 2 - Debt for further information.

Note 9 - Equity Method Investment

The Company is a 50% owner of BKV-BPP Power, LLC (the “Power Joint Venture”) which is accounted for as an equity method investment. On July 10, 2023, the Power Joint Venture acquired CXA Temple 2, LLC, the owner of 100% of the interests in Temple II, a combined cycle gas turbine and steam turbine power plant located on the same site as Temple I in the Electric Reliability Council of Texas North Zone in Temple, Texas for an aggregate purchase price of $460.0 million. Temple I and Temple II deliver power to customers on the ERCOT power network in Texas.

The Power Joint Venture has a term loan from each of its affiliates, BNAC and Banpu Power US Corporation (“BPPUS”), each in the amount of $141.0 million, both of which mature on November 1, 2026.

During the three months ended September 30, 2024 and 2023, the Company recognized, based on its 50% ownership interest in the Power Joint Venture, earnings of $50.6 million and $49.1 million, respectively, and during the nine months ended September 30, 2024 and 2023, the Company recognized earnings of $27.6 million and $34.8 million, respectively. For the three months ended September 30, 2024, the Power Joint Venture's total revenues, net, included unrealized derivative gains of $107.0 million and operating expenses included unrealized derivative gains of $1.8 million. For the three months ended September 30, 2023, the Joint Venture's total revenues, net, included unrealized derivative losses of $46.9 million. For the nine months ended September 30, 2024, the Power Joint Venture's total revenues, net, included unrealized derivative gains of $75.9 million and operating expenses included unrealized derivative losses of $3.9 million. For the nine months ended September 30, 2023, the Power Joint Venture's total revenues, net, included unrealized derivative losses of $67.0 million.

The table below sets forth the summarized financial information of the Power Joint Venture:

Income Statement	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands)	(unaudited)		(unaudited)
Total revenues, net	$221,109	$215,662	$392,880	$278,683
Depreciation and amortization	9,487	10,155	28,439	20,980
Operating expenses	92,934	89,194	256,566	158,914
Income from operations	118,688	116,313	107,875	98,789
Interest expense	(18,437)	(18,471)	(55,386)	(31,841)
Other income	873	293	2,715	2,636
Net income	$101,124	$98,135	$55,204	$69,584

Note 10 - Commitments and Contingencies

From time to time, the Company may be subject to various claims, title matters, and legal proceedings arising in the ordinary course of business, including environmental contamination claims, personal injury and property damage claims, claims related to joint interest billings and other matters under natural gas operating agreements, and other contractual disputes. The Company maintains general liability and other insurance to cover some of these potential liabilities. All known liabilities are fully accrued based on the Company's best estimate of the potential loss. While the outcome and impact on the Company cannot be predicted with certainty, for the periods presented in the condensed consolidated financial statements, the Company believes that its ultimate liability, with respect to any such matters, will not have a significant impact or material adverse effect on its financial positions, results of operations, or cash flows. Results of operations and cash flows, however, could be significantly impacted in the reporting periods in which such matters are resolved.

The Company has volume commitments in the form of gathering, processing, and transportation agreements with various third parties that require delivery of 1,207,540,573 dekatherms of natural gas. The significant majority of the agreements terminate by 2029, with one agreement extending through 2036. As of September 30, 2024, the aggregate undiscounted future payments required under these contracts total $337.6 million. The Company expects to fulfill the commitments from existing productive wells.

As a part of the consideration paid for the Devon Barnett Acquisition, additional cash consideration will be required to be paid by the Company if certain thresholds are met for average Henry Hub natural gas and WTI crude oil prices for each of the calendar years during the period beginning January 2021 through December 31, 2024 (the “Devon Barnett Earnout”). Average Henry Hub payouts and threshold are as follows: $2.75/MMBtu $20.0 million, $3.00/MMBtu $25.0 million, $3.25/MMBtu $35.0 million, and $3.50/MMBtu $45.0 million; average WTI payouts and thresholds are as follows for these periods: $50.00/Bbl $10.0 million, $55.00/Bbl $12.5 million, $60.00/Bbl $15.0 million, and $65.00/Bbl $20.0 million. The maximum remaining amount payable under the arrangement is $65.0 million for the year ending December 31, 2024. Payments are due in the month following the end of the respective measurement period for which the hurdle rates are set. On January 12, 2024, the Company paid the 2023 contingent consideration of $20.0 million. As described in Note 4 - Fair Value Measurements, management uses NYMEX forward pricing estimates for both Henry Hub and WTI hurdle rates and Monte Carlo simulations to determine the fair value of the contingent consideration. As of September 30, 2024 and December 31, 2023, the Company's estimate of the fair value of the unsettled contingent consideration was $19.7 million and $47.5 million, respectively. For the three months ended September 30, 2024 and 2023, the change in the fair value of the contingent consideration was a gain of $3.9 million and a gain of $0.5 million, respectively, and for the nine months ended September 30, 2024 and 2023, the change in the fair value of the contingent consideration was a gain of $7.8 million and a gain of $14.0 million, respectively. These changes in the fair value during these periods impacted the associated liability on the condensed consolidated balance sheets and recognition of the gain was recognized in the gains on contingent consideration liabilities on the condensed consolidated statements of operations.

In conjunction with the Exxon Barnett Acquisition, additional cash consideration will be required to be paid by the Company if certain thresholds for future Henry Hub natural gas prices are met for the year ended December 31, 2024. Payouts and thresholds are as follows for the year ended December 31, 2024: $3.75/MMBtu $10.0 million, $4.25/MMBtu $17.5 million, and

$4.75/MMBtu $25.0 million. Payments of the additional cash consideration are due by January 31 of the calendar year following the applicable threshold measurement periods. The fair value of the contingent consideration was zero as of September 30, 2024. As of December 31, 2023, the fair value of the contingent consideration was $2.2 million. The change in the fair value of the contingent consideration for the three months ended September 30, 2024 and 2023 was a gain of a negligible amount and a gain of $0.7 million, respectively, and for the nine months ended September 30, 2024 and 2023, the change in the fair value of the contingent consideration was a gain of $2.2 million and a gain of $10.1 million, respectively. These changes in the fair value during these periods reduced the associated liability on the condensed consolidated balance sheets and recognition of the gain was recognized in the gains on contingent consideration liabilities on the condensed consolidated statements of operations. Refer to Note 4 - Fair Value Measurements for the valuation methodology and associated inputs.

A summary of the Company's commitments, excluding contingent consideration, as of September 30, 2024, is provided in the following table:

(in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
RBL Credit Agreement	$—	$—	$—	$—	$190,000	$—	$190,000
Interest payable	848	—	—	—	—	—	848
Operating lease payments	312	1,253	1,047	908	924	4,608	9,052
Volume commitments	18,003	68,228	66,356	58,639	53,144	73,185	337,555
Total	$19,163	$69,481	$67,403	$59,547	$244,068	$77,793	$537,455

Note 11 - Income Taxes

The effective tax rates for the three months ended September 30, 2024 and 2023 were 46.8% and 21.7%, respectively, and for the nine months ended September 30, 2024 and 2023 were 26.0% and 22.5%, respectively. For the three and nine months ended September 30, 2024, the difference in the effective tax rate from the U.S. statutory federal income tax rate of 21.0% was primarily due to executive compensation disallowance, offset by the Company benefiting from the monetization of certain tax credits under the Internal Revenue Code (“IRC”) Section 45Q from the injection of CO2 waste in the Barnett Zero well, IRC Section 45I Marginal Well Credits from marginal production, excess tax benefits relating to the vesting of restricted shares, and by state apportionment changes due to the sale of Chaffee. For the three and nine months ended September 30, 2023, the difference in the effective tax rate from the U.S. statutory federal income tax rate of 21.0% was primarily due to state taxes.

Note 12 - Earnings Per Share

Basic net income (loss) per common share for each period is calculated by dividing net income (loss) by the basic weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) of the Company by the diluted weighted average number of common shares outstanding for the respective period. Diluted weighted average number of common shares outstanding and the dilutive effect of potential common shares is calculated using the treasury method. The Company includes potential shares of common stock for PRSUs and TRSUs in the calculation of diluted weighted average shares outstanding based on the number of common shares that would be issuable if the end of the reporting period was also the end of the performance period. During periods in which the Company incurred a net loss, diluted weighted average common shares outstanding were equal to basic weighted average of common shares outstanding because the effects of all potential common shares was anti-dilutive.

The following is a reconciliation of the Company's basic weighted average number of common shares outstanding to the diluted weighted average number of common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Basic weighted average common shares outstanding	68,023	59,021	66,891	58,861
Add: dilutive effect of TRSUs	373	158	—	157
Add: dilutive effect of PRSUs	2,241	3,068	—	3,355
Diluted weighted average of common shares outstanding	70,637	62,247	66,891	62,373
Weighted average number of outstanding securities excluded from potentially dilutive shares because of their anti-dilutive effect on loss per share
TRSUs	—	—	319	—
PRSUs	—	—	3,343	—

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1, Financial Statements in this report on Form 10-Q and our audited consolidated financial statements and related notes, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2023 included in our final prospectus dated September 25, 2024 (the “Prospectus”) filed with the Securities and Exchange Commission (“SEC”). The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expectations. We disclaim any duty to publicly update any forward-looking statements except as otherwise required by applicable law.
In this section, references to “BKV,” the “Company,” “we,” “us,” and “our” refer to BKV Corporation and its subsidiaries, unless otherwise indicated or the context otherwise requires. For more information on our organizational structure, see “Note 1 - Business and Basis of Presentation” to our condensed consolidated financial statements included in Part I, Item 1 of this report.
Overview
We are a forward thinking, growth driven energy company focused on creating value for our stockholders through the organic development of our properties as well as accretive acquisitions. Our core business is to produce natural gas from our owned and operated upstream businesses, which are supported by our four business lines: natural gas production; natural gas gathering, processing and transportation (our “natural gas midstream business”); power generation; and carbon capture, utilization and sequestration (“CCUS”). We expect our owned and operated upstream and natural gas midstream businesses to achieve net zero Scope 1 and Scope 2 emissions by the early 2030s, and net zero Scope 1, 2 and 3 emissions by the late 2030s. We maintain a “closed-loop” approach to our net zero emissions goal through the operation of our four business lines. We are committed to vertically integrating portions of our business to reduce costs and improve overall commercial optimization of the full value chain. For instance, in the Barnett, our natural gas production is gathered and transported in part through our midstream systems and we commenced sequestration operations at our first CCUS project in November 2023. We expect our second CCUS project to commence sequestration activities in the first half of 2026 and are evaluating a robust backlog of actionable CCUS opportunities. We believe that our differentiated business model, net zero emissions focus, highly experienced management team and technology-driven approach to operating our business will enable us to create stockholder value.
Recent Developments

Initial Public Offering

•Initial Public Offering. On September 27, 2024, we completed our initial public offering (the “IPO”) of 15,000,000 shares of common stock at a price to the public of $18.00 per share. After underwriting discounts and commissions of $16.2 million, we received net proceeds from the offering of $253.8 million. We also granted the IPO underwriters a 30-day option to purchase up to 2,250,000 additional shares of common stock on the same terms. The underwriters partially exercised the option and, on October 28, 2024, purchased 701,003 shares of common stock, resulting in additional net proceeds of $11.9 million, after deducting underwriting discounts and commissions of $0.8 million.
Dispositions
•Sales of Chaffee and Chelsea Assets. On June 14, 2024, we sold our wholly-owned subsidiary, BKV Chaffee Corners, LLC (“Chaffee”), which owned a non-operated interest in approximately 9,800 net acres and 116 gross (24.2 net) wells and 122 Bcfe of proved reserves in the Marcellus Shale in the Appalachian Basin of Northeast Pennsylvania (“NEPA”), as well as our interest in the Repsol Oil & Gas operated midstream system, for a purchase price of $106.7 million. On June 28, 2024, our wholly-owned subsidiary, BKV Chelsea, LLC (“Chelsea”), sold certain of its non-operated upstream assets, including its interest in approximately 6,800 net acres and 214 gross (15.4 net) wells and 35 Bcfe of proved reserves in NEPA for a purchase price of $25.0 million.
Credit Facilities
•Refinancing. On June 11, 2024, the amounts outstanding under the Term Loan Credit Agreement, the Revolving Credit Agreement and the SCB Credit Facility (each as defined in the notes to our condensed consolidated financial statements included in Part I Item 1 of this report) were paid off with proceeds from the loans under the RBL

Credit Agreement (as defined below) and cash on hand. The Term Loan Credit Agreement, the Revolving Credit Agreement, and the SCB Credit Facility were terminated concurrently with the repayment of the remaining amounts owed thereunder. See “Liquidity and Capital Resources — Loan Agreements and Credit Facilities” for additional information regarding our loan agreements and credit facilities.

•RBL Credit Agreement. On June 11, 2024, BKV Corporation and BKV Upstream Midstream, LLC (“BKV Upstream Midstream”) entered into a reserve-based lending agreement (the “RBL Credit Agreement”), with Citibank, N.A. as administrative agent and the financial institutions party thereto, and with BKV Corporation as the guarantor and BKV Upstream Midstream as the borrower. The RBL Credit Agreement has a maximum credit commitment of $1.5 billion. As of September 30, 2024, the RBL Credit Agreement had an outstanding balance of $190.0 million, a borrowing base of $800.0 million, and an elected commitment of $600.0 million. The RBL Credit Agreement includes a $50.0 million sublimit for the issuance of letters of credit. See “Liquidity and Capital Resources — Loan Agreements and Credit Facilities” for additional information regarding the RBL Credit Agreement and the covenants contained therein.

Operational and Financial Highlights
Below are some highlights of our operating and financial results for the three and nine months ended September 30, 2024.
•Production of natural gas, NGLs, and oil was 70.2 Bcfe and 217.2 Bcfe for the three and nine months ended September 30, 2024, respectively.
•Average realized product prices, excluding the impact of settled derivatives, were $1.81 per Mcfe and $1.82 per Mcfe for the three and nine months ended September 30, 2024, respectively.
•For the three and nine months ended September 30, 2024, production revenues were $127.0 million and $394.5 million, respectively, and midstream revenues were $2.7 million and $10.2 million, respectively.
•Lease operating expense was $32.8 million, or $0.47 per Mcfe and $98.2 million, or $0.45 per Mcfe for the three and nine months ended September 30, 2024, respectively.
•Net income (loss) for the three and nine months ended September 30, 2024 was $12.9 million and $(85.4) million, respectively.
•Net cash provided by operating activities for the nine months ended September 30, 2024 was $74.8 million.
•Accrued capital expenditures were $57.3 million for the nine months ended September 30, 2024.
Factors That Affect Comparability of Our Financial Condition and Results of Operations
Our business depends on many factors, primarily commodity prices, market supply and demand for natural gas, NGLs, and oil, upstream capital costs, and production costs. We continually monitor domestic and global factors which may cause our actual results of operations to differ from historical results or expected outlook.

Commodity Pricing. The natural gas and NGL industry is cyclical and commodity prices are highly volatile, and we expect these prices to continue to remain volatile in the near future. In order to manage our market exposure of price volatility, we utilize derivative contracts in connection with our natural gas operations to provide an economic hedge of our exposure to commodity price risks associated with anticipated future natural gas and NGL production. However, there are still market risks beyond our control that may impact our financial condition, results of operations, and cash flows.

Supply, demand, market risk, and the impact on natural gas, NGLs, and oil prices. Natural gas and oil prices are subject to large fluctuations in response to relatively minor changes in the demand for natural gas, NGLs, and oil. Prices are affected by current and expected supply and demand dynamics, including the level of drilling, completion, and production activities by other natural gas production companies, global industry-wide supply chain disruptions, widespread shortages of labor, material, and services, the ability to agree and maintain production levels by members of OPEC and other oil producing countries, and political instability of other energy producing countries, resulting in increased supply in the global market. Other factors impacting supply and demand include weather conditions (including severe weather events), pipeline capacity constraints, inventory storage levels, basis differentials, export capacity, supply chain quality and availability, strength of the U.S. dollar as well as other factors, the majority of which are outside of our control.

Upstream Capital Costs. Businesses engaged in the exploration and production of natural gas and NGLs, such as ours, face the challenge of natural production declines. As initial reservoir pressures are depleted, natural gas and NGL production from a given well naturally decreases. Thus, as does any natural gas exploration and production company, we deplete part of our asset base with each unit of natural gas and NGLs we produce. We attempt to overcome this natural decline by drilling and refracturing to unlock additional reserves and acquiring more reserves than we produce. Our future growth will depend on our ability to enhance production levels from our existing reserves and to continue to add reserves in excess of production in a cost-effective manner, through development of existing assets and acquisitions. Our ability to make capital expenditures to increase production from our existing reserves and to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including our ability to access capital in a cost-effective manner and to timely obtain drilling permits and regulatory approvals.

Other factors significantly affecting our financial condition and results of operations include, among others:
•success in drilling new wells;
•the availability of attractive acquisition opportunities and our ability to execute them;
•the amount of capital we invest in the leasing and development of our properties;
•facility or equipment availability and unexpected downtime; and
•delays imposed by or resulting from compliance with regulatory requirements.

Production Volumes.

The following table presents our historical production volumes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Production Data
Natural gas (MMcf)	55,456	61,792	172,213	188,690
NGLs (MBbls)	2,428	2,625	7,415	7,905
Oil (MBbls)	23	29	75	92
Total volumes (MMcfe)	70,162	77,716	217,153	236,672
Average daily total volumes (MMcfe/d)	762.6	844.7	792.5	866.9

Sources of Revenues
Currently, substantially all of our revenues are derived from the sale of our natural gas production and the NGLs that are extracted from processing our natural gas, though we also generate a portion of our revenues from the sale of crude oil, midstream and surface operations, a minority equity interest in a midstream system, and certain marketing revenue and other income. Our midstream and surface operations primarily support our own exploration and production operations, with revenues generated primarily from fees charged for midstream and surface services, including transportation, freshwater sourcing and disposal, and other services to us and our affiliates and, to a lesser extent, third parties.
Realized Commodity Prices
NYMEX Henry Hub, for gas prices, and NYMEX WTI, for oil prices, are widely used benchmarks for the pricing of natural gas and oil in the United States. The price we receive for our natural gas and oil production is generally different than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. As such, our revenues are sensitive to the price of the underlying commodity to which they relate. For further discussion on our derivative contracts, see

Note 5 - Derivative Instruments to the unaudited condensed consolidated financial statements. The following is a comparison of average pricing excluding and including the effects of derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Average prices:
Natural gas (Mcf):
Average NYMEX Henry Hub price	$2.16	$2.55	$2.10	$2.69
Average natural gas realized price (excluding derivatives)	$1.58	$1.97	$1.55	$2.01
Average natural gas realized price (including derivatives) (1)	$2.21	$2.00	$2.06	$2.19
Differential to NYMEX Henry Hub	$(0.58)	$(0.58)	$(0.55)	$(0.68)
NGLs (Bbl):
Average NYMEX WTI price	$76.43	$82.25	$78.58	$77.27
Average NGL realized price (excluding derivatives)	$15.44	$19.14	$16.47	$17.93
Average NGL realized price (including derivatives) (1)	$17.03	$18.72	$17.16	$17.56
Differential to NYMEX WTI	$(60.99)	$(63.11)	$(62.11)	$(59.34)
Oil (Bbl):
Average NYMEX WTI price	$76.43	$82.25	$78.58	$77.27
Average oil realized price (excluding derivatives)	$68.91	$74.52	$70.92	$71.27
Average oil realized price (including derivatives) (1)	$68.91	$74.52	$70.92	$71.27
Differential to NYMEX WTI	$(7.52)	$(7.73)	$(7.66)	$(6.00)
High and low NYMEX prices:
Oil (Bbl):
High	$85.19	$93.67	$87.69	$93.67
Low	$66.73	$69.71	$66.73	$66.61
Natural gas (Mcf):
High	$2.65	$2.92	$13.20	$3.78
Low	$1.81	$2.42	$1.25	$1.74
(1) Impact of derivatives prices excludes $13.3 million of gains for the nine months ended September 30, 2024 and $39.1 million of gains on derivative contract terminations for both the three and nine months ended September 30, 2023.

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
Operating revenues
Our operating revenues include revenues from the sale of natural gas, NGLs, and oil, midstream revenues, gains and losses on our derivative contracts, marketing revenues, and other revenues. The following table provides information on our revenues for the periods presented:

	Three Months Ended September 30,
(in thousands, other than percentages)	2024	2023	$ Change	% Change
Revenues
Natural gas revenues	$87,878	$122,012	$(34,134)	(28)%
NGL revenues	37,489	50,241	(12,752)	(25)%
Oil revenues	1,585	2,161	(576)	(27)%
Midstream revenues	2,662	3,799	(1,137)	(30)%
Derivative gains, net	35,308	9,327	25,981	*
Marketing revenues	1,738	1,936	(198)	(10)%
Related party and other	6,427	1,891	4,536	*
Total revenues and other operating income	$173,087	$191,367
*Percentage not meaningful
Natural gas revenues
Our natural gas revenues decreased by approximately $34.1 million, or 28% to $87.9 million for the three months ended September 30, 2024, from $122.0 million for the three months ended September 30, 2023. The impact of commodity price decreases, excluding the effect of derivative settlements, provided a $21.6 million decrease in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes). The decrease was also due to lower production volumes, primarily due to the sales of Chaffee and the non-operated assets held by Chelsea, which, during the three months ended September 30, 2024 accounted for a $12.5 million decrease in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price).
NGL revenues
Our NGL revenues decreased by approximately $12.8 million, or 25% to $37.5 million for the three months ended September 30, 2024, from $50.2 million for the three months ended September 30, 2023. The impact of commodity price decreases, excluding the effect of derivative settlements, accounted for a $9.0 million decrease in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes). The decrease was also due to lower production volumes during the three months ended September 30, 2024, which accounted for a $3.8 million decrease in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price).
Oil revenues
Our oil revenues decreased by approximately $0.6 million, or 27% to $1.6 million for the three months ended September 30, 2024, from $2.2 million for the three months ended September 30, 2023. The decrease was primarily due to lower production volumes during the three months ended September 30, 2024, which accounted for a $0.5 million decrease in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price). The decrease was also driven by a decrease in commodity prices, excluding the effect of derivative settlements, which accounted for a $0.1 million decrease in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes).
Midstream revenues

Our midstream revenues decreased by approximately $1.1 million, or 30%, to $2.7 million for the three months ended September 30, 2024, from $3.8 million for the three months ended September 30, 2023. This decrease was primarily due to the divestiture of Chaffee as we sold our approximate 29.4% non-operated interest in a midstream system operated by Repsol Oil and Gas (our “Repsol Midstream Interest”) in connection with this sale.
Derivative gains, net
For the three months ended September 30, 2024, we had net realized and unrealized gains on derivative contracts of $35.3 million compared to net realized and unrealized gains on derivative contracts of $9.3 million for the three months ended September 30, 2023. The increased gains for the three months ended September 30, 2024 were from our settled derivatives, which were in a gain position of $38.3 million due to lower natural gas prices during this period compared to the same period in the prior year. This was offset by the fair value change in our open derivative positions, which were in more of an unrealized loss position of $3.0 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Marketing revenues
Our marketing revenues decreased by approximately $0.2 million, or 10% to $1.7 million for the three months ended September 30, 2024 from $1.9 million for the three months ended September 30, 2023. Our marketing revenues are derived under our marketing agreement with a third party pursuant to which we receive a fixed percentage of all net income realized in the resale of our and other producers’ hydrocarbons.
Related party and other
We generate a portion of our revenues from a management fee from our 50% ownership of BKV-BPP Power, LLC (the “Power Joint Venture”), the sale of third-party natural gas, and CCUS revenues generated from Internal Revenue Code (“IRC”) Section 45Q tax credits. Our related party and other revenues were $6.4 million for the three months ended September 30, 2024 compared to $1.9 million for the three months ended September 30, 2023. Other revenues increased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to IRC Section 45Q tax credits of $4.3 million from the injection of CO2 in our Barnett Zero well, which started in the fourth quarter of 2023, as well as an increase in operating fee income of $0.9 million due to contracted rate increases. This was offset by a decrease in management fees of $0.7 million from the Power Joint Venture.
Operating Expenses
Our operating expenses reflect costs incurred in the development, production, and sale of natural gas, NGLs, and oil. The following table provides information on our operating expenses:

	Three Months Ended September 30,
(in thousands, other than percentages and average costs)	2024	2023	$ Change	% Change
Operating expenses
Lease operating and workover	$33,588	$33,470	$118	0%
Taxes other than income	10,688	17,725	(7,037)	(40)%
Gathering and transportation costs	54,705	62,488	(7,783)	(12)%
Depreciation, depletion, amortization, and accretion	57,366	52,269	5,097	10%
General and administrative	33,602	28,477	5,125	18%
Other	4,126	2,233	1,893	85%
Total operating expense	$194,075	$196,662
Average costs per Mcfe
Lease operating and workover	$0.48	$0.44	$0.04	9%
Taxes other than income	0.15	0.23	(0.08)	(35)%
Gathering and transportation costs	0.78	0.80	(0.02)	(3)%
Depreciation, depletion, amortization, and accretion	0.82	0.67	0.15	22%
General and administrative	0.48	0.37	0.11	30%
Other	0.06	0.03	0.03	100%
Total	$2.77	$2.54

Lease operating and workover
The following table summarizes our components of lease operating expenses for the periods presented:

	Three Months Ended September 30,
	2024		2023		$ Change	% Change
(in thousands, other than percentages and average costs)	Amount	Per Mcfe	Amount	Per Mcfe
Lease operating expenses	$32,800	$0.47	$32,279	$0.42	$521	2%
Workover expenses	788	0.01	1,191	0.02	(403)	(34)%
Total lease operating and workover expense	$33,588	$0.48	$33,470	$0.44	$118	0%
Lease operating and workover expenses were $33.6 million, or $0.48 per Mcfe, for the three months ended September 30, 2024, which was an increase of approximately $0.1 million from $33.5 million, or $0.44 per Mcfe, for the three months ended September 30, 2023. The slight increase in lease operating expenses during the three months ended September 30, 2024 compared to the same period in 2023 was due to a slightly higher pricing environment, offset by a decrease in workover expenses due to the reclassification to capital projects of $0.4 million.
Taxes other than income
Taxes other than income were $10.7 million, or $0.15 per Mcfe, for the three months ended September 30, 2024, which was a decrease of approximately $7.0 million, or 40%, from $17.7 million, or $0.23 per Mcfe, for the three months ended September 30, 2023. The decrease in taxes other than income during the three months ended September 30, 2024 compared to 2023 was due to decreases in ad valorem and property taxes, and natural gas and NGL production taxes, both associated with our operations in the Barnett of $5.1 million and $1.9 million, respectively. Certain ad valorem and production taxes are not applicable to our NEPA properties.
Gathering and transportation

Gathering and transportation expenses were $54.7 million, or $0.78 per Mcfe, for the three months ended September 30, 2024, which was a decrease of approximately $7.8 million, or 12%, from $62.5 million, or $0.80 per Mcfe, for the three months ended September 30, 2023. This decrease was driven by decreased production in the Barnett of $4.4 million and natural gas and NGL rate decreases of $3.5 million and $1.8 million, respectively. This was offset by new contracts we entered into during 2024 where we started incurring gathering costs to commercially sequester the CO2 waste utilizing our Barnett Zero Project of $1.4 million and outsourcing gathering costs with our midstream business of $0.4 million.
Depreciation, depletion, amortization, and accretion
Depreciation, depletion, amortization, and accretion was $57.4 million, or $0.82 per Mcfe, for the three months ended September 30, 2024, which was an increase of approximately $5.1 million, or 10%, from $52.3 million, or $0.67 per Mcfe, for the three months ended September 30, 2023. The increase in depreciation, depletion, amortization, and accretion during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to lower estimated proved reserves resulting from lower natural gas prices used in determination of proved reserves and from the divestiture of Chelsea and Chaffee in June 2024.
General and administrative
General and administrative expenses were $33.6 million, or $0.48 per Mcfe, for the three months ended September 30, 2024, which was an increase of approximately $5.1 million, or 18%, from $28.5 million, or $0.37 per Mcfe, for the three months ended September 30, 2023. The increase in general and administrative expenses during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was due to a net increase of $4.3 million in equity-based compensation and an increase in IPO related expenses of $1.9 million and IT expenses of $0.9 million. Also during the three months ended September 30, 2024, we entered into a third party management agreement to expand our CCUS business and recognized $0.4 million. This was offset by $2.0 million of management fees paid to Verde CO2 during the three months ended September 30, 2023. The contract with Verde CO2 terminated in November 2023.
Other operating expenses
Other operating expenses were $4.1 million, or $0.06 per Mcfe, for the three months ended September 30, 2024, which was an increase of approximately $1.9 million, or 85%, from $2.2 million, or $0.03 per Mcfe, for the three months ended September 30, 2023. The increase in other operating expenses during the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to increased legal contingencies and costs associated with potential financing and investment activities totaling $1.4 million, emission certificates of $0.7 million, and $0.4 million in CCUS operating expenses for CO2 purchases and fuel, offset by an inventory write-off of $0.8 million during the three months ended September 30, 2023.
Other Income (Expense)
Gains on contingent consideration liabilities. We recognized a gain on contingent consideration liabilities accruing as an earnout obligation under the purchase agreements executed in connection with the Devon Barnett Acquisition and the Exxon Barnett Acquisition. The gain on contingent consideration liabilities was $3.9 million for the three months ended September 30, 2024, which was an increase of approximately $2.7 million from the $1.2 million gain for the three months ended September 30, 2023. The $3.9 million gain compared to the $1.2 million gain was primarily attributable to the current period's gain on contingent consideration liabilities with the Devon Barnett Acquisition of $3.9 million compared to the prior period’s gain of $0.5 million, as well as the current period's negligible gain on contingent consideration liabilities with the Exxon Barnett Acquisition compared to prior period's gain of $0.7 million. There were higher gains in the current period due to a higher decrease in the forward curve commodity pricing for natural gas (NYMEX) and oil (WTI) assumptions used in the Monte Carlo simulations during the three months ended September 30, 2024 compared to a slight decrease during the three months ended September 30, 2023.
Earnings from equity affiliate. Earnings from our equity affiliate was $50.6 million for the three months ended September 30, 2024, which was change of $1.5 million, from $49.1 million compared to the same period in 2023. Earnings from our equity affiliate is related to our investment in, and our proportionate share in the income or losses of the Power Joint Venture.
Interest expense. Interest expense was $9.2 million for the three months ended September 30, 2024, which was a decrease of $10.9 million, from $20.1 million for the three months ended September 30, 2023. The decrease in interest expense during the three months ended September 30, 2024 was primarily due to lower interest rates incurred during the three months ended

September 30, 2024 on our RBL Credit Facility compared to the interest rates on our Term Loan Credit Agreement and revolving credit facilities during the three months ended September 30, 2023.
Interest expense, related party. Interest expense from our related party was $1.3 million for the three months ended September 30, 2024, which was a decrease of $0.7 million, from $2.0 million for the three months ended September 30, 2023. The decrease was primarily due to the repayment on the BNAC A&R loan of $25.0 million in June 2024.
Income tax benefit (expense). For the three months ended September 30, 2024, we had an income tax expense of $11.3 million, which was a change of $6.1 million, from $5.2 million income tax expense for the three months ended September 30, 2023. During the three months ended September 30, 2024, the increase was due to executive compensation disallowance, offset by the benefit from the monetization of certain tax credits under IRC Section 45Q of the Code from the injection of CO2 waste in the Barnett Zero well, IRC Section 45I Marginal Well Credits from marginal production, excess tax benefits relating to the vesting of restricted shares, and by state apportionment changes due to the sale of Chaffee.

Results of Operations
Comparison of the Nine Months Ended September 30, 2024 and 2023
Operating revenues
Our operating revenues include revenues from the sale of natural gas, NGLs, and oil, midstream revenues, gains and losses on our derivative contracts, marketing revenues, and other revenues. The following table provides information on our revenues for the periods presented:

	Nine Months Ended September 30,
(in thousands, other than percentages)	2024	2023	$ Change	% Change
Revenues
Natural gas revenues	$267,053	$379,044	$(111,991)	(30)%
NGL revenues	122,121	141,718	(19,597)	(14)%
Oil revenues	5,319	6,559	(1,240)	(19)%
Midstream revenues	10,168	12,227	(2,059)	(17)%
Derivative gains, net	24,143	126,274	(102,131)	(81)%
Marketing revenues	8,705	6,668	2,037	31%
Gain on sales of assets	6,784	308	6,476	*
Related party and other	16,906	5,236	11,670	*
Total revenues and other operating income	$461,199	$678,034
*Percentage not meaningful
Natural gas revenues
Our natural gas revenues decreased by approximately $112.0 million, or 30% to $267.1 million for the nine months ended September 30, 2024, from $379.0 million for the nine months ended September 30, 2023. The impact of commodity price decreases, excluding the effect of derivative settlements, provided a $78.9 million decrease in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes). The decrease was also due to lower production volumes during the nine months ended September 30, 2024, primarily from the assets from the Exxon Barnett Acquisition, and from the sale of Chaffee and certain non-operated assets held by Chelsea, which collectively accounted for a $33.1 million decrease in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price).
NGL revenues
Our NGL revenues decreased by approximately $19.6 million, or 14% to $122.1 million for the nine months ended September 30, 2024, from $141.7 million for the nine months ended September 30, 2023. The decrease was due to the impact of commodity price decreases, excluding the effect of derivative settlements, which accounted for a $10.8 million decrease in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes). The decrease was also due to lower production volumes during the nine months ended September 30, 2024, which accounted for a $8.8 million decrease in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price).
Oil revenues
Our oil revenues decreased by approximately $1.2 million, or 19%, to $5.3 million for the nine months ended September 30, 2024, from $6.6 million for the nine months ended September 30, 2023. The decrease was due to lower production volumes during the nine months ended September 30, 2024, which accounted for a $1.2 million decrease in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price).
Midstream revenues

Our midstream revenues decreased by approximately $2.1 million, or 17% to $10.2 million for the nine months ended September 30, 2024, from $12.2 million for the nine months ended September 30, 2023. This decrease was primarily due to the divestiture of Chaffee of $1.5 million as we sold our Repsol Midstream Interest in connection with this sale. The remainder of the decrease was due to changes in deal structures that reduced midstream transportation revenue while increasing third party gas sales.
Derivative gains, net
For the nine months ended September 30, 2024, we had net realized and unrealized gains on derivative contracts of $24.1 million compared to net realized and unrealized gains on derivative contracts of $126.3 million for the nine months ended September 30, 2023. The decreased gains for the nine months ended September 30, 2024 was primarily attributable to the significant asset positions as of December 31, 2023 reversing due to settlement during the nine months ended September 30, 2024, resulting in unrealized losses of $82.1 million, which included the sale of call options in January 2024 limiting our 2025/2026 pricing upside, and is currently in a long term liability position. The nine months ended September 30, 2023 resulted in unrealized gains of $55.3 million, due to significant liability positions as of December 31, 2022 that reversed and settled during 2023. This was offset by higher realized gains during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 of $35.3 million due to slightly lower natural gas prices.
Marketing revenues
Our marketing revenues increased by approximately $2.0 million to $8.7 million for the nine months ended September 30, 2024 from $6.7 million for the nine months ended September 30, 2023. Our marketing revenues are derived under our marketing agreement with a third party pursuant to which we receive a fixed percentage of all net income realized in the resale of our and other producers’ hydrocarbons. The increase in marketing revenues during the nine months ended September 30, 2024 was primarily due to colder than normal weather in NEPA for the month of January 2024.
Gain on sale of assets
For the nine months ended September 30, 2024, we had a net gain on sales of assets of $6.8 million. This was primarily due to the sale of our wholly-owned subsidiary, Chaffee, for $103.2 million, net of third party transaction costs. The assets sold had an approximate carrying value of $97.4 million. The remaining net gain on sales of assets of $1.1 million was due to the gain on sales of other property and equipment during the nine months ended September 30, 2024.
Related party and other
We generate a portion of our revenues from a management fee from the Power Joint Venture, the sale of third-party natural gas, and CCUS revenues generated from IRC Section 45Q tax credits. Our related party and other revenues were $16.9 million for the nine months ended September 30, 2024 compared to $5.2 million for the nine months ended September 30, 2023. Other revenues increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to IRC Section 45Q tax credits of $10.3 million from the injection of CO2 in our Barnett Zero well, which started in the fourth quarter of 2023, as well as an increase in third party gas sales of $1.2 million compared to the same period in the prior year.
Operating Expenses
Our operating expenses reflect costs incurred in the development, production and sale of natural gas, NGLs, and oil. The following table provides information on our operating expenses:

	Nine Months Ended September 30,
(in thousands, other than percentages and average costs)	2024	2023	$ Change	% Change
Operating expenses
Lease operating and workover	$102,228	$114,193	$(11,965)	(10)%
Taxes other than income	31,903	59,221	(27,318)	(46)%
Gathering and transportation costs	167,810	183,074	(15,264)	(8)%
Depreciation, depletion, amortization, and accretion	168,845	130,623	38,222	29%
General and administrative	73,543	80,965	(7,422)	(9)%
Other	15,402	10,716	4,686	44%
Total operating expense	$559,731	$578,792
Average costs per Mcfe
Lease operating and workover	$0.47	$0.48	$(0.01)	(2)%
Taxes other than income	0.15	0.25	(0.10)	(40)%
Gathering and transportation costs	0.77	0.77	—	*
Depreciation, depletion, amortization, and accretion	0.78	0.55	0.23	42%
General and administrative	0.34	0.34	—	*
Other	0.07	0.05	0.02	40%
Total	$2.58	$2.44
*Percentage not meaningful
Lease operating and workover
The following table summarizes our components of lease operating expenses for the periods presented:

	Nine Months Ended September 30,
	2024		2023		$ Change	% Change
(in thousands, other than percentages and average costs)	Amount	Per Mcfe	Amount	Per Mcfe
Lease operating expenses	$98,151	$0.45	$108,319	$0.46	$(10,168)	(9)%
Workover expenses	4,077	0.02	5,874	0.02	(1,797)	(31)%
Total lease operating and workover expense	$102,228	$0.47	$114,193	$0.48	$(11,965)	(10)%
Lease operating and workover expenses were $102.2 million, or $0.47 per Mcfe, for the nine months ended September 30, 2024, which was a decrease of approximately $12.0 million, or 10%, from $114.2 million, or $0.48 per Mcfe, for the nine months ended September 30, 2023. The decrease in lease operating and workover expenses during the nine months ended September 30, 2024 compared to the same period in 2023 was due to decreases in compression and water expenses of $4.5 million, materials and labor of $3.9 million, and repairs and maintenance of $2.3 million, all of which were due to cost savings initiatives that began during the second half of 2023. In addition, during the nine months ended September 30, 2024, we received a credit of $1.5 million for a water sharing agreement that related to 2023.
Taxes other than income
Taxes other than income were $31.9 million, or $0.15 per Mcfe, for the nine months ended September 30, 2024, which was a decrease of approximately $27.3 million, or 46%, from $59.2 million, or $0.25 per Mcfe, for the nine months ended September 30, 2023. The decrease in taxes other than income during the nine months ended September 30, 2024 compared to 2023 was due to decreases in ad valorem and property taxes, and natural gas and NGL production taxes, both associated with our operations in the Barnett of $19.2 million and $8.0 million, respectively. Certain ad valorem and production taxes are not applicable to our NEPA properties.

Gathering and transportation
Gathering and transportation expenses were $167.8 million, or $0.77 per Mcfe, for the nine months ended September 30, 2024, which was a decrease of approximately $15.3 million, or 8%, from $183.1 million, or $0.77 per Mcfe, for the nine months ended September 30, 2023. This decrease was driven by decreased production in the Barnett and NGL rate decreases of $11.3 million and $7.3 million, respectively. This was offset by new contracts we entered into during 2024 where we started incurring gathering costs to commercially sequester the CO2 waste utilizing our Barnett Zero Project of $2.2 million, outsourcing gathering costs with our midstream business of $0.9 million, and natural gas rate increases of $0.2 million.
Depreciation, depletion, amortization, and accretion
Depreciation, depletion, amortization, and accretion was $168.8 million, or $0.78 per Mcfe, for the nine months ended September 30, 2024, which was an increase of approximately $38.2 million, or 29%, from $130.6 million, or $0.55 per Mcfe, for the nine months ended September 30, 2023. The increase in depreciation, depletion, amortization, and accretion during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to lower estimated proved reserves resulting from lower natural gas prices used in determination of proved reserves and from the divestiture of Chelsea and Chaffee in June 2024.
General and administrative
General and administrative expenses were $73.5 million, or $0.34 per Mcfe, for the nine months ended September 30, 2024, which was a decrease of approximately $7.4 million, or 9%, from $81.0 million, or $0.34 per Mcfe, for the nine months ended September 30, 2023. The decrease in general and administrative expenses during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due to our equity-based compensation on our PRSUs of $14.9 million and a decrease of $6.0 million of management fees paid to Verde CO2 both recognized during the nine months ended September 30, 2023. The performance-based restricted stock units (“PRSU”) expenses expired on December 31, 2023 and the contract with Verde CO2 terminated in November 2023. In addition, marketing and subscriptions decreased period over period by $1.5 million. This was offset by the acceleration of the time-based restricted stock units (“TRSU”) portion of our equity-based compensation of $12.6 million, which was recognized upon the IPO and included $2.5 million of associated payroll taxes, and increases in IPO related expenses of $2.7 million during the nine months ended September 30, 2024 compared to the same period in the prior year.
Other operating expenses
Other operating expenses were $15.4 million, or $0.07 per Mcfe, for the nine months ended September 30, 2024, which was an increase of approximately $4.7 million, or 44%, from $10.7 million, or 0.05 per Mcfe, for the nine months ended September 30, 2023. The increase in other operating expenses during the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to costs incurred during the current period related to the newly enacted Environmental Protection Agency fees of $5.0 million established by the Inflation Reduction Act, $2.2 million in CCUS operating expenses for CO2 purchases and fuel, emissions monitoring costs of $1.8 million, and increased legal contingencies and costs associated with potential CCUS equity raise and investments totaling $1.4 million. This increase was offset by lower rig termination fees of $2.5 million, $2.0 million of prior year inventory restocking fees and write-offs, and lower midstream operating expenses and gas purchases of $1.3 million.
Other Income (Expense)
Gains on contingent consideration liabilities. We recognized a gain on contingent consideration liabilities accruing as an earnout obligation under the purchase agreements executed in connection with the Devon Barnett Acquisition and the Exxon Barnett Acquisition. The gain on contingent consideration liabilities was $10.0 million, for the nine months ended September 30, 2024, which was a decrease of approximately $14.1 million from the $24.1 million gain for the nine months ended September 30, 2023. The $10.0 million gain compared to the $24.1 million gain was primarily attributable to the prior period’s gain on contingent consideration liabilities with the Devon Barnett Acquisition of $14.0 million compared to the current period's gain of $7.8 million, as well as the prior period's gain on contingent consideration liabilities with the Exxon Barnett Acquisition of $10.1 million compared to the current period's gain of $2.2 million. There were higher gains in the prior period due to a significant decrease in the forward curve commodity pricing for natural gas (NYMEX) and oil (WTI) assumptions used in the Monte Carlo simulations during the nine months ended September 30, 2023 compared to slight decreases during the nine months ended September 30, 2024.

Earnings from equity affiliate. Earnings from our equity affiliate was $27.6 million for the nine months ended September 30, 2024, which was a decrease of $7.2 million, from $34.8 million compared to the same period in 2023. Earnings from our equity affiliate is related to our investment in, and our proportionate share in the income or losses of the Power Joint Venture.
Interest expense. Interest expense was $40.4 million for the nine months ended September 30, 2024, which was a decrease of $14.0 million, from $54.4 million for the nine months ended September 30, 2023. The decrease in interest expense during the nine months ended September 30, 2024 was primarily due to lower interest rates on our RBL Credit Facility, which we entered into on June 11, 2024, and subsequently paid down the outstanding balances on our SCB Credit Facility, the Revolving Credit Agreement, and the Term Loan Credit Agreement, which incurred higher interest rates.
Interest expense, related party. Interest expense from our related party was $5.2 million for the nine months ended September 30, 2024, which was an increase of $0.1 million, from $5.1 million for the nine months ended September 30, 2023. The increase was primarily due to the due to the increase in interest rates period over period.
Income tax benefit (expense). For the nine months ended September 30, 2024, we had an income tax benefit of $30.1 million, which was a change of $53.1 million, from $23.0 million income tax expense for the nine months ended September 30, 2023. The period-over-period change was primarily due to a pre-tax loss for the nine months ended September 30, 2024 compared to a pre-tax income for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we also recognized additional income tax expense due to executive compensation disallowance, which was offset by a tax benefit from the monetization of certain tax credits under IRC Section 45Q from the injection of CO2 waste in the Barnett Zero well, IRC Section 45I Marginal Well Credits from marginal production, excess tax benefits relating to the vesting of restricted shares, and by state apportionment changes due to the sale of Chaffee.

Liquidity and Capital Resources
Capital Commitments
Our primary needs for cash are to fund our upstream development, midstream, power, and CCUS projects, fund operations and capital expenditures, fund acquisitions, fund asset retirement obligations, cover any debt interest or minimum volume commitment obligations, pay down debt, and return capital to stockholders. Our primary uses of cash during the nine months ended September 30, 2024 and 2023 were to pay down debt and fund the development of our natural gas properties.
During the nine months ended September 30, 2024 and 2023, cash paid for capital expenditures was $52.8 million and $161.1 million, respectively. Capital expenditures for our operated properties are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for natural gas and NGLs, the availability of equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs, and the level of participation by other interest owners. We will continue to monitor commodity prices and overall market conditions and can adjust our rig cadence up or down in response to changes in commodity prices and overall market conditions.
Capital Resources
Historically, our primary sources of capital and liquidity have consisted of internally generated cash flows from operations, together with loans and capital contributions from our majority stockholder. We believe that our cash flows from operations, cash on hand, and borrowings under our RBL Credit Agreement will provide sufficient liquidity to fund our operations and our capital expenditures into 2025, excluding our CCUS business. We expect to fund up to 50% of our CCUS business from a variety of external sources, which may include joint ventures, project-based equity partnerships, and federal grants with the remaining capital needs being funded with cash flows from operations. We are targeting completion of third-party CCUS financing in 2025; however, there can be no assurance that we will be able to complete any CCUS financing on our targeted timeline or at all.

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023

Net cash provided by operating activities	$74,776	$115,431
Net cash provided by (used in) investing activities	80,629	(156,291)
Net cash provided by (used in) financing activities	(289,156)	80,165
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(133,751)	$39,305
Cash flows provided by operating activities. Net cash provided by operating activities was $74.8 million for the nine months ended September 30, 2024, compared to $115.4 million for the nine months ended September 30, 2023. Net cash provided by operating activities decreased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to a $57.5 million decrease in working capital, a $33.7 million decrease in income from operations (excluding net unrealized gains (losses), depreciation, depletion, amortization, and accretion, equity-based compensation, and gain on sales of assets), resulting from lower natural gas prices compared to 2023, a $14.8 million increase in cash paid for interest, and $3.9 million of transaction costs associated with the sale of Chaffee and Chelsea, offset by reduced settlements of contingent liabilities of $45.0 million and cash received from the sale of call options of $23.5 million.
Operating cash flow fluctuations are substantially driven by realized commodity prices, production volumes, and operating expenses. Prices for natural gas and NGLs have historically been volatile, primarily as a result of supply and demand, pipeline infrastructure constraints, basis differentials, inventory storage levels, and seasonal influences. We are unable to predict future commodity prices and therefore cannot provide assurance about future levels of cash provided by operating activities.
Cash flows provided by (used in) investing activities. Net cash provided by investing activities was $80.6 million for the nine months ended September 30, 2024, compared to net cash used in investing activities of $156.3 million for the nine months ended September 30, 2023. Contributing to the cash inflow during the nine months ended September 30, 2024 were the total proceeds from the sale of Chaffee and Chelsea of $131.7 million. The change was also due to the decrease of $108.3 million of capital expenditures for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, as well as the decrease of $23.4 million of expenditures on CCUS activities over the same period. This was offset by additional cash used of $6.6 million in other investing activities.
The following table presents our capital expenditures (excluding leasehold costs and acquisitions) on an accrual basis for the nine months ended September 30, 2024 and 2023 and reconciles to cash flows used for capital expenditures in the condensed consolidated statements of cash flows.

	Nine Months Ended September 30,
	2024	2023
Total use of cash and cash equivalents for capital expenditures	$(52,774)	$(161,068)
(Increase) decrease in accrued capital expenditures	(4,546)	13,482
Capital expenditures (accrued)	$(57,320)	$(147,586)
Cash flows provided by (used in) financing activities. Net cash used in financing activities was $289.2 million for the nine months ended September 30, 2024, which consisted of net payments on debt of $468.0 million, payments of $53.2 million for taxes related to net share settlement of restricted stock units, and payments of debt issuance costs and debt extinguishment costs of $18.3 million. This was offset by net proceeds from the issuance of common stock from our IPO of $253.8 million, after deducting underwriting discounts and commissions. For the nine months ended September 30, 2023, net cash provided by financing activities was $80.2 million, which was primarily due to a capital contribution from BNAC in the amount of $150.0 million in exchange for 7,500,000 shares of our common stock, offset by net payments on debt of $64.0 million and other financing payments of $6.0 million.

Working Capital

As of September 30, 2024, we had cash and cash equivalents of $31.3 million, compared to $25.4 million of cash and cash equivalents, and restricted cash of $139.7 million as of December 31, 2023. Our net working capital deficit was $13.3 million as of September 30, 2024, compared to a deficit of $100.1 million as of December 31, 2023.
Our working capital fluctuates based on the timing of cash collections on accounts receivable and payments on accounts payable. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Furthermore, we expect that our pace of development, production volumes, commodity prices, and differentials to NYMEX pricing for our natural gas and oil production will be the largest variables impacting our working capital.
Loan Agreements and Credit Facilities
RBL Credit Agreement
On June 11, 2024, BKV Corporation, as guarantor, and BKV Upstream Midstream, as borrower, entered into the RBL Credit Agreement with Citibank, N.A., as the administrative agent, and the financial institutions party thereto. The RBL Credit Agreement includes a maximum credit commitment of $1.5 billion. As of September 30, 2024, the RBL Credit Agreement had a borrowing base of $800.0 million and an elected commitment of $600.0 million. As of November 13, 2024, $180.0 million of revolving borrowings and $14.6 million of letters of credit were outstanding under the RBL Credit Agreement, leaving $405.4 million of available capacity thereunder for future borrowings and letters of credit. The loans may be borrowed, repaid and reborrowed during the term of the RBL Credit Agreement. The RBL Credit Agreement will mature on June 12, 2028. The obligations under the RBL Credit Agreement are secured and guaranteed on a secured basis by BKV Corporation, BKV Upstream Midstream, and all of BKV Upstream Midstream’s current and future material restricted subsidiaries. Loans under the RBL Credit Agreement bear interest at one, three,or six-month term SOFR or ABR, as applicable, plus a credit spread adjustment of 0.10% for SOFR borrowings, plus an applicable margin per annum. Interest is payable on the last day of each interest period and at maturity. We are obligated to pay certain fees to the lenders and administrative agent under the RBL Credit Agreement, including commitment fees on the average daily amount of the undrawn portion of the commitments.
The RBL Credit Agreement contains various restrictive covenants that, among other things, limit BKV Upstream Midstream’s ability and the ability of its restricted subsidiaries to, subject to certain exceptions: (i) incur indebtedness; (ii) incur liens; (iii) acquire or merge with any other company; (iv) sell assets or equity interests of their subsidiaries; (v) make investments; (vi) pay dividends or make other restricted payments; (vii) change their lines of business; (viii) enter into certain hedge agreements; (ix) enter into transactions with affiliates; (x) own any subsidiary that is not organized in the United States; (xi) prepay any unsecured senior or subordinated indebtedness; (xii) engage in certain marketing activities; and (xiii) allow, on a net basis, gas imbalances, take-or-pay or other prepayments with respect to their proved oil and gas properties.
Beginning with the fiscal quarter ending September 30, 2024, the RBL Credit Agreement requires BKV Upstream Midstream and its restricted subsidiaries to always hedge not less than 50% of projected production from their proved developed producing reserves for the subsequent 24 calendar month period immediately following such required delivery date.
The RBL Credit Agreement also includes financial covenants that require BKV Upstream Midstream to maintain:
•on a quarterly basis, a minimum Current Ratio (as defined in the RBL Credit Agreement) of no less than 1.00 to 1.00; and
•on a quarterly basis, a Net Leverage Ratio (as defined in the RBL Credit Agreement) of no greater than 3.25 to 1.00.
    The RBL Credit Agreement includes customary equity cure rights that will enable us to cure certain breaches of the minimum current ratio covenant or the maximum net leverage ratio covenant.
The RBL Credit Agreement generally includes customary events of default for a reserve-based credit facility, some of which allow for an opportunity to cure. If an event of default relating to bankruptcy or other insolvency events occurs, the revolving loans will immediately become due and payable; if any other event of default exists, the administrative agent or the requisite lenders will be permitted to accelerate the maturity of the revolving loans. The RBL Credit Agreement is secured by substantially all of the assets of BKV Corporation, BKV Upstream Midstream and its restricted subsidiaries that are guarantors, and upon an event of default the agent under the RBL Credit Agreement could commence foreclosure proceedings.

BKV-BPP Power, LLC and BKV-BPP Cotton Cove, LLC Joint Ventures
Under the terms of the BKV-BPP Power, LLC Agreement and BKV-BPP Cotton Cove, LLC Agreement, we do not have the ability to unilaterally cause the Power Joint Venture or BKV-BPP Cotton Cove, LLC to make distributions. During the nine months ended September 30, 2024 and 2023 no distributions were made by the Power Joint Venture or BKV-BPP Cotton Cove, LLC. In addition, we may be required to make additional capital contributions to one or both joint ventures to fund items approved in their respective annual budgets or other matters approved by their respective boards. Such additional capital contributions, which are not subject to any limit on the potential amount required, would reduce the amount of cash otherwise available to us. However, any additional capital contributions to the Power Joint Venture must be approved by a majority of the Power Joint Venture's eight member board of managers, four of which are appointed by us and four of which are appointed by Banpu Power US Corporation (“BPPUS”). Similarly, any additional capital contributions to BKV-BPP Cotton Cove, LLC must receive the unanimous approval of BKV-BPP Cotton Cove, LLC's six member board of managers, four of which are appointed by us and two of which are appointed by BPPUS.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that could give rise to material off-balance sheet arrangements. As of September 30, 2024, our material off-balance sheet arrangements and transactions included volume commitments of $337.6 million and letters of credit of $14.6 million against the RBL Credit Agreement. For further information regarding these arrangements, see “Note 10 - Commitments and Contingencies” to our condensed consolidated financial statements and under “—Loan Agreements and Credit Facilities — RBL Credit Agreement.”
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based upon our historical consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting policies and estimates as described in our Prospectus with the exception of equity-based compensation due to the 2024 Plan put in place subsequent to the IPO.
Equity-Based Compensation
2024 Long Term Incentive Plan
Pursuant to the BKV Corporation 2024 Long Term Incentive Plan (the “2024 Plan”), TRSUs and PRSUs may be granted to eligible participants. On September 27, 2024, we made a Company-wide grant of restricted stock units under the 2024 Plan, for a total of 704,649 PRSUs and 469,835 TRSUs.
We recognize compensation cost related to TRSUs under the 2024 Plan on a straight-line basis based on estimated grant date fair value, as if all three tranches of the TRSUs were granted at once, rather than being granted on an annual basis over three years. We also recognize compensation costs related to the PRSUs on a straight-line basis based on the estimated grant date fair value over the applicable vesting period.
The TRSUs we are authorized to grant include service conditions and the PRSUs we are authorized to grant include service conditions, market performance conditions, and non-market performance conditions. There is no obligation to make any future grants, and any such grants would require approval by our board of directors. For accounting purposes, the grant date fair value of the TRSUs that were granted was determined based on BKV's stock price on September 27, 2024. The grant date fair value of the PRSUs was determined based on the service conditions, market performance conditions, and non-market performance conditions of the award on the grant and utilizing the fair market value of common stock on the grant date and Monte Carlo simulations, as well as probability assessments relative to the satisfaction of non-market performance conditions.
Forfeitures are estimated and recognized over the applicable service period and are re-evaluated at the end of each reporting period.
Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), including as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, for so long as we qualify as an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. We have elected to take advantage of certain of the reduced disclosure obligations in this Quarterly Report on Form 10-Q and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different from other public reporting companies.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. However, we have irrevocably elected not to avail ourselves of this exemption. Rather, we will adopt new or revised accounting standards on the relevant dates in which adoption of such standards is required for other public companies.
We may take advantage of these provisions until the last day of our fiscal year following the fifth anniversary of the date of our IPO. Such fifth anniversary will occur in 2029. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our gross revenues for any fiscal year equal or exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk and Hedging Activities
Our primary market risk exposure is in the price we receive for our natural gas and NGL production. Pricing is primarily driven by spot regional market prices applicable to our U.S. natural gas production. Pricing for natural gas and NGLs has historically been volatile and unpredictable, and we expect this volatility to continue in the future. The prices we receive for our production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price.
To mitigate some of the potential negative impact on our cash flows caused by changes in commodity prices, we enter into financial derivative instruments for a portion of our natural gas and NGL production when management believes that favorable future prices can be secured.
Our financial hedging activities are intended to support natural gas and NGL prices at targeted levels and to manage our exposure to natural gas and NGL price fluctuations. These contracts may include commodity price swaps, whereby we will receive a fixed price and pay a variable market price to the contract counterparty, producer collars that set a floor and ceiling price for the hedged production, or basis differential swaps. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. The derivative contracts outstanding as of September 30, 2024 consisted of commodity price swaps, basis differential swaps, call options, and producer collar agreements, subject to master netting agreements with each individual counterparty.
These derivative contracts cover portions of our projected positions through 2027. Our commodity hedge position as of September 30, 2024 is summarized in “Note 5 - Derivative Instruments” to our condensed consolidated financial statements.
We may enter into single hedge transactions with settlements up to 48 months. The aggregation of these executed hedge instruments may not exceed 60% of our forecasted production volumes for the current year and subsequent year, and for up to 40% and 25% of our forecasted production volumes in each of the respective subsequent years thereafter. During the nine months ended September 30, 2024, a hypothetical increase or decrease of $0.10 per Mcf in NYMEX would have resulted in a $7.0 million decrease or increase in natural gas hedge revenues, respectively, and a hypothetical increase or decrease of $1.00 per Bbl of NGL purity product price would have resulted in a $5.0 million decrease or increase in NGL hedge revenues, respectively.
Additionally, to reduce its exposure to fluctuations in the market price of electricity and natural gas, the Power Joint Venture enters into financially settled HRCOs, which are contracts for the financial purchase and sale of power based on a floating price of natural gas at a predetermined location using a predetermined conversion factor, or heat rate, required to turn the fuel input into electricity. The Power Joint Venture is exposed to basis risk in its operations when its derivative contracts settle financially and it delivers physical electricity on different terms. For example, if the Power Joint Venture enters into an HRCO, it hedges its electricity production based on an agreed price for that electricity, but physical electricity must be delivered to delivery points in the market it serves. The Power Joint Venture is exposed to basis risk between the hub price specified in the HRCO and the price that it receives for the sales of physical electricity. The Power Joint Venture attempts to hedge basis risk where possible, but hedging instruments are sometimes not economically feasible or available in the quantities that it requires. The Power Joint Venture’s hedging activities do not provide it with protection for all of its basis risk and could result in economic losses and liabilities, which could have a material adverse effect on the Power Joint Venture, and thus on our business, financial condition, results of operations, and cash flows. Additionally, by using derivative instruments to economically hedge exposure to changes in power prices, we could limit the benefit we would receive from increases in the power prices, which could have an adverse effect on our financial condition. Moreover, in the event the Power Joint Venture is not able to satisfy its obligations under the HRCO, it must purchase power at prevailing market prices to satisfy the HRCO. Likewise, increases in power pricing could limit the benefit we receive under HRCOs and may result in losses. Either such event could have a material adverse effect on the Power Joint Venture, and thus on our business, financial condition, results of operations, and cash flows.
All derivative instruments, other than those that meet the normal purchase and normal sale scope exception, are recorded at fair market value in accordance with GAAP and are included in our condensed consolidated balance sheets as assets or liabilities. The fair values of our derivative instruments are adjusted for non-performance risk. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment; therefore, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our condensed consolidated statements of operations. We present total gains or losses on commodity derivatives (for both settled derivatives and derivative positions which remain open) within operating revenues as derivative gains, net.
Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are only impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of September 30, 2024, the estimated fair value of our commodity derivative instruments was a net liability of $3.1 million, comprised of current and noncurrent assets and current and noncurrent liabilities. As of December 31, 2023, the estimated fair value of our commodity derivative instruments was a net asset of $102.5 million, comprised of current and noncurrent assets.
By removing price volatility from a portion of our expected production through December 2027, we have mitigated, but not eliminated, the potential negative effects of changing prices on our operating cash flows for those periods. While mitigating the negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices above the fixed hedge prices.
Counterparty Credit Risk
We routinely monitor and manage our exposure to counterparty risk related to derivative contracts by requiring specific minimum credit standards for all counterparties, actively monitoring counterparties’ public credit ratings, and avoiding concentration of credit exposure by transacting with multiple counterparties. Our commodity derivative contract counterparties are typically financial institutions with investment-grade credit ratings.
We enter into International Swap Dealers Association (“ISDA”) Master Agreements with each of our derivative counterparties prior to executing derivative contracts. The terms of the ISDA Master Agreements provide, among other things, the Company and the counterparties with rights of set-off upon the occurrence of defined acts of default by either us or counterparty to a derivative contract.
In addition, we utilize an unaffiliated third party to market all of our natural gas production to various purchasers, which consist of credit-worthy counterparties, including utilities, LNG producers, industrial consumers, major corporations, and super majors in our industry. We rely on the credit worthiness of such third party marketer, who collects directly from the purchasers and remits to us the total of all amounts collected on our behalf, less their fee for making such sales.
Interest Rate Risks
As of September 30, 2024, our primary exposure to interest rate risk resulted from our outstanding borrowings on our RBL Credit Agreement, which has a floating interest rate. As of September 30, 2024, we had $190.0 million of outstanding borrowings under the RBL Credit Agreement. The average annualized interest rate incurred on our outstanding borrowings during the nine months ended September 30, 2024 was approximately 9.4%. We estimate that a 1.0% increase in the applicable average interest rates during the nine months ended September 30, 2024 would have resulted in an increase of $4.4 million in interest expense.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the presence of the material weakness described below as of September 30, 2024, our disclosure controls and procedures were not effective.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely manner.
As of September 30, 2024, we had a material weakness in our internal control over financial reporting in that we did not design and maintain effective controls related to the accounting for income taxes, which were not designed at a sufficient level of precision or rigor to prepare and review the tax rate reconciliation, return to provision, income tax provision, related income tax assets and liabilities, and disclosures in the consolidated financial statements. This material weakness resulted in audit adjustments to income tax benefit, income taxes payable to related party and deferred tax assets in the consolidated financial statements as of December 31, 2021 and for the year then ended, and an immaterial audit adjustment to the supplemental cash flows information for cash payments for income taxes and a reclassification between oil and gas production and other taxes payable and other accrued liabilities within Note 11 — Accounts Payable and Accrued Liabilities to our consolidated financial statements as of and for the year ended December 31, 2023. Additionally, the deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Notwithstanding this material weakness, we believe our condensed consolidated financial statements fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented, in accordance with GAAP.
Remediation Efforts to Address the Material Weakness
We have taken steps towards remediating this material weakness primarily by designing and implementing additional internal controls, including those related to the preparation and review of the income tax rate reconciliation, return to provision, income tax provision, related income tax assets and liabilities, and income tax disclosures. Although we believe we are addressing the internal control deficiencies that led to this material weakness, the measures we have taken, and plan to take, may not be effective.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
This information is set forth in Part I, Item 1 in Note 10 - Commitments and Contingencies to the condensed consolidated financial statements incorporated herein.
ITEM 1A. RISK FACTORS
The Quarterly Report on Form 10-Q should be read in conjunction with the “Risk Factors” disclosed in the Prospectus, which could materially affect our business, financial condition, or future results. There have been no material changes to the risk factors previously disclosed in the Prospectus.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended September 30, 2024, we issued a total of 382,094 shares of common stock in connection with the vesting of outstanding restricted stock units under the 2021 Plan. Such awards under the 2021 Plan were granted to employees and directors of the Company or its subsidiaries. The foregoing issuances were made under an exemption from registration provided by either (i) Rule 701 under the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation; or (ii) Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

Use of Proceeds
On September 27, 2024, we completed our initial public offering of 15,000,000 shares of our common stock at a price to the public of $18.00 per share. We also granted the IPO underwriters a 30-day option to purchase up to 2,250,000 additional shares of common stock on the same terms. The underwriters partially exercised the option and, on October 28, 2024, purchased 701,003 additional shares of common stock. These sales of our common stock resulted in net proceeds of $265.7 million after deducting underwriter fees and offering expenses of $17.0 million. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-268469), as amended, which was declared effective by the SEC on September 25, 2024. We used $200.0 million to pay down a portion of our outstanding borrowings, including interest, under our RBL Credit Agreement, and $50.0 million to repay the outstanding balance, including interest, under our related party loan with BNAC, our majority stockholder. The remaining amounts were used for growth capital expenditures and other general corporate purposes. There was no material change in the expected use of the net proceeds from our IPO as described in our Prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
None
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading agreement” (each as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation of BKV Corporation.	8-K	001-42282	3.1	9/27/24

3.2	Second Amended and Restated Bylaws of BKV Corporation.	8-K	001-42282	3.2	9/27/24

10.1	Stockholders’ Agreement, dated September 27, 2024, by and between BKV Corporation and Banpu North America Corporation.	8-K	001-42282	10.1	9/27/24

10.2	Amended and Restated Tax Sharing Agreement, dated September 27, 2024, by and between BKV Corporation and Banpu North America Corporation.	8-K	001-42282	10.2	9/27/24

10.3†	BKV Corporation 2024 Equity and Incentive Compensation Plan (the “2024 Plan”).	8-K	001-42282	10.3	9/27/24

10.4†	Time Restricted Stock Unit Award Notice and Award Agreement under the 2024 Plan (CEO).	8-K	001-42282	10.4	9/27/24

10.5†	Performance-Based Restricted Stock Unit Award Notice and Award Agreement under the 2024 Plan (CEO).	8-K	001-42282	10.5	9/27/24

10.6†	Time Restricted Stock Unit Award Notice and Award Agreement under the 2024 Plan (Non-CEO Employee).	8-K	001-42282	10.6	9/27/24

10.7†	Performance-Based Restricted Stock Unit Award Notice and Award Agreement under the 2024 Plan (Non-CEO Employee).	8-K	001-42282	10.7	9/27/24

10.8†	Restricted Stock Unit Award Notice and Award Agreement under the 2024 Plan (Director).	8-K	001-42282	10.8	9/27/24

10.9†	Form of Director and Officer Indemnity Agreement.	8-K	001-42282	10.9	9/27/24

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (embedded within the inline XBRL document).	X

† Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BKV Corporation

November 13, 2024	By:	/s/ John T. Jimenez
John T. Jimenez
Chief Financial Officer

BKV Corporation

November 13, 2024	By:	/s/ Barry S. Turcotte
Barry S. Turcotte
Chief Accounting Officer

