Form 10-Q
period 2025-03-31
BKV Corp
filed 2025-05-09
CIK 1838406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes ☐ No ☒
As of May 7, 2025, 84,708,373 shares of the registrant's common stock were outstanding.

Glossary of Commonly Used Terms
The definitions set forth below include indicated terms in this Quarterly Report on Form 10-Q. All natural gas referred to in this Quarterly Report are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit.
“ABR” refers to the alternative borrowing rate.
“Banpu” refers to our sponsor, Banpu Public Company Limited, a public company listed on the Stock Exchange of Thailand and the ultimate parent company of BKV Corporation, BNAC, Banpu Power, and BPPUS.
“Banpu Power” refers to Banpu Power Public Company Limited, a public company listed on the Stock Exchange of Thailand. Banpu owns approximately 75.4% of Banpu Power as of March 31, 2025.
“Barnett” refers to the Barnett Shale in the Fort Worth Basin of Texas.
“Barnett Zero Project” refers to BKV dCarbon Barnett Zero, LLC, a Delaware limited liability company and our first operational CCUS project.
“Bbl” refers to one stock tank barrel, of 42 U.S. gallons liquid volume, used in this Quarterly Report on Form 10-Q in reference to crude oil or other liquid hydrocarbons.
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
“BKV-CIP Joint Venture” refers to BKV dCarbon Project, LLC, a Delaware limited liability company and the joint venture between BKV dCarbon Ventures and C Squared Solutions, Inc., in which we own a 51% interest.
“BKV-CIP JV Agreement” refers to the Limited Liability Company Agreement of BKV dCarbon Project, LLC, entered into on May 8, 2025, by BKV dCarbon Ventures, C Squared Solutions, Inc. and, for the limited purposes specified therein, BKV Corporation.
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
“Chaffee” refers to BKV Chaffee Corners, LLC, a Delaware limited liability company and, prior to its sale on June 14, 2024, a wholly-owned subsidiary of BKV Corporation.
“Chelsea” refers to BKV Chelsea, LLC, a Delaware limited liability company and wholly-owned subsidiary of BKV Corporation.

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
“Eagle Ford Project” refers to BKV dCarbon Las Tiendas, LLC, a Delaware limited liability company.
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
“Section 45I tax credits” refers to tax credits provided under Section 45I of the Code.
“Section 45Q tax credits” refers to tax credits provided under Section 45Q of the Code.
“SOFR” refers to the secured overnight financing rate.
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
•our hedging strategy and results;
•competition and government regulation;
•changes in trade regulation, including tariffs and other market factors;
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
•the impact of regional epidemics or pandemics and its effects on our business and financial condition;
•general economic conditions;
•cost inflation;
•credit markets;
•our ability to service our indebtedness;
•our ability to expand our business, including through the recruitment and retention of skilled personnel;
•our future operating results;
•the remediation of our material weaknesses; and
•our plans, objectives, expectations, and intentions.
When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report on Form 10-K”). These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Any forward-looking statement speaks only as of the date on which such statement is made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

BKV Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$15,299	$14,868
Accounts receivable, net	61,258	54,435
Accounts receivable, related parties	11,725	11,414
Prepaid expenses	5,027	7,638
Inventory	6,079	6,255
Commodity derivative assets, current	194	—
Asset held for sale	5,500	—
Total current assets	105,082	94,610
Natural gas properties
Developed properties	2,364,068	2,315,167
Undeveloped properties	10,863	10,757
Midstream assets	276,742	276,644
Accumulated depreciation, depletion, and amortization	(747,720)	(714,287)
Total natural gas properties, net	1,903,953	1,888,281
Other property and equipment, net	94,781	97,300
Goodwill	18,417	18,417
Investment in joint venture	105,588	115,173
Commodity derivative assets	6,567	—
Other noncurrent assets	16,619	17,307
Total assets	$2,251,007	$2,231,088

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$105,471	$121,366
Contingent consideration payable	—	20,000
Commodity derivative liabilities, current	141,934	20,277
Income taxes payable to related party	1,868	1,438
Other current liabilities	4,284	3,124
Total current liabilities	253,557	166,205
Asset retirement obligations	200,680	198,795
Commodity derivative liabilities	50,240	47,357
Deferred tax liability, net	59,069	88,688
Long-term debt, net	200,000	165,000
Other noncurrent liabilities	5,667	5,469
Total liabilities	769,213	671,514
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.01 par value; 300,000 authorized shares; 84,708 and 84,600 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,513	1,512
Treasury stock, shares at cost; 214 shares and 214 shares as of March 31, 2025 and December 31, 2024, respectively	(6,663)	(6,663)
Additional paid-in capital	1,448,556	1,447,671
Retained earnings	38,388	117,054
Total stockholders' equity	1,481,794	1,559,574
Total liabilities and stockholders' equity	$2,251,007	$2,231,088

The accompanying notes are an integral part of these condensed consolidated financial statements.	11

BKV Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues and other operating income
Natural gas, NGL, and oil sales	$216,126	$141,687
Midstream revenues	2,771	4,128
Derivative losses, net	(152,191)	(3,679)
Marketing revenues	6,485	4,921
Section 45Q tax credits	3,307	2,329
Related party revenues	426	1,101
Other	1,896	1,427
Total revenues and other operating income	78,820	151,914
Operating expenses
Lease operating and workover	35,055	34,468
Taxes other than income	10,222	11,365
Gathering and transportation	55,793	59,066
Depreciation, depletion, amortization, and accretion	39,970	52,166
General and administrative	25,257	20,645
Other	6,226	8,567
Total operating expenses	172,523	186,277
Loss from operations	(93,703)	(34,363)
Other income (expense)
Gains on contingent consideration liabilities	—	6,594
Losses from equity affiliate	(9,585)	(7,707)
Interest expense	(5,052)	(16,083)
Interest expense, related party	—	(1,973)
Interest income	149	1,633
Other income	336	335
Loss before income taxes	(107,855)	(51,564)
Income tax benefit	29,189	12,979
Net loss	$(78,666)	$(38,585)

Net loss per common share:
Basic	$(0.93)	$(0.58)
Diluted	$(0.93)	$(0.58)

Weighted average number of common shares outstanding:
Basic	84,706	66,287
Diluted	84,706	66,287

The accompanying notes are an integral part of these condensed consolidated financial statements.	12

BKV Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(78,666)	$(38,585)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	40,063	52,259
Equity-based compensation expense	2,067	1,073
Deferred income tax benefit	(29,619)	(13,122)
Unrealized losses on derivatives, net	133,985	40,143
Gains on contingent consideration liabilities	—	(6,594)
Settlement of contingent consideration	(20,000)	(20,000)
Proceeds from the sale of call options	—	23,502
Payments for the purchase of put options	(16,206)	—
Impairment of asset held for sale	2,446	—
Losses from equity affiliate	9,585	7,707
Other, net	(187)	743
Changes in operating assets and liabilities:
Accounts receivable, net	(6,823)	(6,195)
Accounts receivable, related party	(311)	(741)
Accounts payable and accrued liabilities	(16,523)	(20,701)
Other changes in operating assets and liabilities	2,809	(238)
Net cash provided by operating activities	22,620	19,251
Cash flows from investing activities:
Capital expenditures	(57,374)	(19,861)
Proceeds from sales of assets	1,109	—
Other investing activities, net	257	(23)
Net cash used in investing activities	(56,008)	(19,884)
Cash flows from financing activities:
Proceeds under RBL Credit Agreement	170,000	—
Payments on RBL Credit Agreement	(135,000)	—
Proceeds from draws on credit facilities	—	30,000
Payments on credit facilities	—	(31,000)
Payments of deferred offering costs	—	(590)
Net share settlements, equity-based compensation	(1,181)	—
Net cash provided by (used in) financing activities	33,819	(1,590)
Net increase (decrease) in cash, cash equivalents, and restricted cash	431	(2,223)
Cash, cash equivalents, and restricted cash, beginning of period	14,868	165,069
Cash, cash equivalents, and restricted cash, end of period	$15,299	$162,846

The accompanying notes are an integral part of these condensed consolidated financial statements.	13

BKV Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
Supplemental cash flow information:	2025	2024
Cash payments for:
Interest	$4,487	$3,988
Non-cash investing and financing activities:
Increase (decrease) in accrued capital expenditures	$628	$(1,833)
Additions to asset retirement obligations	$35	$20
Lease liabilities arising from obtaining right-of-use assets	$—	$494
Decrease in accrued offering costs	$—	$(142)
Adjustment of minority ownership puttable shares to redemption value	$—	$1,548
Adjustment of equity-based compensation to redemption value	$—	$495

The accompanying notes are an integral part of these condensed consolidated financial statements.	14

BKV Corporation
Condensed Consolidated Statements of Stockholders' Equity and Mezzanine Equity
(in thousands)
(Unaudited)

	Stockholders' Equity							Mezzanine Equity
	Common Stock		Treasury		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity	Common Stock		Equity-based Compensation	Total Mezzanine Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2024	84,600	$1,512	214	$(6,663)	$1,447,671	$117,054	$1,559,574	—	$—	$—	$—
Net loss	—	—	—	—	—	(78,666)	(78,666)	—	—	—	—
Common stock issued upon vesting of RSUs, net of shares withheld for income taxes	108	1	—	—	(1,182)	—	(1,181)	—	—	—	—
Equity-based compensation	—	—	—	—	2,067	—	2,067	—	—	—	—
Balance, March 31, 2025	84,708	$1,513	214	$(6,663)	$1,448,556	$38,388	$1,481,794	—	$—	$—	$—

	Stockholders' Equity							Mezzanine Equity
	Common Stock		Treasury		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity	Common Stock		Equity-based Compensation	Total Mezzanine Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2023	63,873	$1,283	213	$(4,582)	$1,034,144	$259,924	$1,290,769	2,403	$59,988	$126,966	$186,954
Net loss	—	—	—	—	—	(38,585)	(38,585)	—	—	—	—
Adjustment of minority ownership puttable shares to redemption value	—	—	—	—	(1,548)	—	(1,548)	—	1,548	—	1,548
Adjustment of equity-based compensation to redemption value	—	—	—	—	(495)	—	(495)	—	—	495	495
Common stock issued upon vesting of RSUs, net of shares withheld for income taxes	—	—	—	—	—	—	—	69	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	1,073	1,073
Balance, March 31, 2024	63,873	$1,283	213	$(4,582)	$1,032,101	$221,339	$1,250,141	2,472	$61,536	$128,534	$190,070

The accompanying notes are an integral part of these condensed consolidated financial statements.	15

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
The majority shareholder of BKV Corp is BNAC. BKV Corp's ultimate parent company is Banpu Public Company Limited, a public company listed in the Stock Exchange of Thailand. As of May 9, 2025, the date these condensed consolidated financial statements were available to be issued, BNAC owned 75.4% of BKV Corp's shares. The remaining 24.6% of shares of common stock of BKV Corp were owned by non-controlling members of management, members of the board of directors, and employee and non-employee shareholders.
Basis of Presentation of the Unaudited Condensed Consolidated Financial Statements
These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts for BKV Corp's wholly-owned subsidiaries. The condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s 2024 Annual Report on Form 10-K, as certain disclosures and information required by GAAP for complete consolidated financial statements have been condensed or omitted. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which include normal and recurring adjustments, necessary to fairly state the Company’s financial position, results of operations, and cash flows for the periods presented herein. The interim results are not necessarily indicative of results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The December 31, 2024 condensed consolidated balance sheet was derived from the Company's 2024 Annual Report on Form 10-K, but does not include all disclosures required by GAAP for annual financial statements.
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
Business Segment Information
In accordance with Accounting Standards Codification (“ASC”) 280 - Segment Reporting, the Company is organized, managed, and identified as one operating segment and one reportable segment as the Company does not distinguish between business lines for the purpose of making decisions about resource allocation and performance management. The Company’s Chief Executive Officer, identified as the Chief Operating Decision Maker (“CODM”), evaluates financial performance on a consolidated basis, primarily using net income from the condensed consolidated statements of operations. Additionally, the CODM reviews reported consolidated revenues, significant segment expenses, and other segment items as presented on the condensed consolidated statements of operations on a monthly basis to allocate resources, manage liquidity, and assess overall Company performance relative to budget. The CODM also monitors total assets and capital expenditures, on a consolidated basis, as presented on the condensed consolidated balance sheets and condensed consolidated statements of cash flows, respectively.
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

Management assessed the materiality of this error and concluded it was not material to the Company's previously issued financial statements. Management has revised its previously issued consolidated financial statements to correct the errors as follows (in thousands):

Consolidated Statements of Stockholders' Equity and Mezzanine Equity	As Previously Reported	Adjusted	As Revised
Retained earnings
Balance, December 31, 2023	$267,368	$(7,444)	$259,924
Balance, March 31, 2024	228,783	(7,444)	221,339
Total stockholders' equity
Balance, December 31, 2023	1,298,213	(7,444)	1,290,769
Balance, March 31, 2024	1,257,585	(7,444)	1,250,141
Reclassification
Certain prior period amounts have been reclassified in order to conform to the current period presentation. These reclassifications had no impact on previously reported balance sheets, net loss, net cash flows, or stockholders' equity.
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
Liquidity
As of March 31, 2025, the Company held $15.3 million of cash and cash equivalents. The Company’s working capital deficit as of March 31, 2025 was $148.5 million, and for the three months ended March 31, 2025, cash flows provided by operating activities was $22.6 million. The Company intends to make the payments related to its debt and investments in capital expenditures with cash flows from operations. During the three months ended March 31, 2025, the Company purchased put options with several counterparties and paid a premium of $16.2 million. For further discussion on derivative transactions, see Note 5 - Derivative Instruments.
Significant Judgments and Accounting Estimates
The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. There have been no significant changes to the Company's accounting estimates from those disclosed in the Company's 2024 Annual Report on Form 10-K.
Significant Accounting Policies
The Company's significant accounting policies are described in the notes to the consolidated financial statements for the year ended December 31, 2024, which are disclosed in the 2024 Annual Report on Form 10-K. There have been no significant changes in accounting policies during the three months ended March 31, 2025.
Common Shares Issued and Outstanding
As of March 31, 2025 and December 31, 2024, the Company had common shares issued and outstanding of 84,708,373 and 84,600,301, respectively.
Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Disaggregation of Income Statement Expenses. This standard requires that entities (i) disclose amounts of purchases of inventory, employee compensation, and depreciation, depletion, and amortization, including those recognized as part of oil and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption, (ii) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements, (iii) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (iv) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This standard is effective January 1, 2027 with early adoption permitted. Management is currently evaluating the impact this standard will have on the Company's disclosures.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which requires entities to disclose the title of the chief operating decision maker and, on an interim and annual basis, significant segment expenses and the composition of other segment items for each segment’s reported profit. The standard also permits disclosure of additional measures of segment profit. BKV adopted this guidance effective January 1, 2024 and currently identifies one operating segment and one reportable segment.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires public entities to disclose more consistent and detailed categories in their statutory to effective income tax rate reconciliations and further disaggregate income taxes paid by jurisdiction. For each annual period presented, the new standard requires disclosure of the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign. It also requires additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). This ASU is effective for the Company prospectively to all annual periods beginning after December 15, 2024, and interim reporting periods beginning after December 15, 2025.
Note 2 - Debt
RBL Credit Agreement
On June 11, 2024, the Company and BKV Upstream Midstream entered into the RBL Credit Agreement with BKV Upstream Midstream as the borrower and BKV Corp as the guarantor on the RBL Credit Agreement. The RBL Credit Agreement includes a maximum credit commitment of $1.5 billion. As of March 31, 2025, the RBL Credit Agreement had a borrowing base of $750.0 million, an elected commitment of $600.0 million, and the ability to issue up to $40.0 million in letters of credit. As of March 31, 2025 and December 31, 2024, the Company's reserve-based lending agreement had outstanding balances of $200.0 million and $165.0 million, respectively. On May 6, 2025, with the unanimous consent of the credit facility lenders, the Company and BKV Upstream Midstream amended the RBL Credit Agreement to, among other things, increase the borrowing base by $100.0 million and the elected commitment by $65.0 million. This amendment constituted the semiannual borrowing base redetermination. As of May 9, 2025, $230.0 million of revolving borrowings and $14.1 million of letters of credit were outstanding under the RBL Credit Agreement, leaving $420.9 million of available capacity thereunder for future borrowings and letters of credit.
The loans may be borrowed, repaid, and reborrowed during the term of the RBL Credit Agreement. The RBL Credit Agreement matures on June 12, 2028. The obligations under the RBL Credit Agreement are secured and guaranteed on a secured basis by all of BKV Upstream Midstream's current and future material subsidiaries. Loans under the RBL Credit Agreement bear interest at one, three, or six-month term SOFR or an ABR, as applicable, plus a credit spread adjustment of 0.10% for SOFR borrowings, plus an applicable margin per annum. Interest is payable on the last day of each interest period and at maturity. BKV Upstream Midstream is obligated to pay certain fees to the lenders and administrative agent under the RBL Credit Agreement, including commitment fees on the average daily amount of the undrawn portion of the commitments. During the three months ended March 31, 2025, BKV Upstream Midstream recognized $0.5 million of commitment fees, which is included in interest expense on the condensed consolidated statements of operations.
The RBL Credit Agreement contains various restrictive covenants that, among other things, limit BKV Upstream Midstream's ability and the ability of its restricted subsidiaries to, subject to certain exceptions: (i) incur indebtedness; (ii) incur liens; (iii) acquire or merge with any other company; (iv) sell assets or equity interests of its subsidiaries; (v) make investments; (vi) pay dividends or make other restricted payments; (vii) change its lines of business; (viii) enter into certain hedge agreements; (ix) enter into transactions with affiliates; (x) own any subsidiary that is not organized in the United States; (xi) prepay any unsecured senior or subordinated indebtedness; (xii) engage in certain marketing activities; and (xiii) allow, on a net basis, gas imbalances, take-or-pay, or other prepayments with respect to proved oil and gas properties. Beginning with the fiscal quarter ending September 30, 2024, the RBL Credit Agreement requires BKV Upstream Midstream to always hedge not less than 50% of projected production from our proved developed producing reserves for the subsequent 24 calendar month period immediately following such required delivery date.
The RBL Credit Agreement also includes financial covenants that require BKV Upstream Midstream to maintain:
• on a quarterly basis, a minimum Current Ratio (as defined in the RBL Credit Agreement) of no less than 1.00 to 1.00; and
• on a quarterly basis, a Net Leverage Ratio (as defined in the RBL Credit Agreement) of no greater than 3.25 to 1.00.
The RBL Credit Agreement includes customary equity cure rights that will enable BKV Upstream Midstream to cure certain breaches of the minimum current ratio covenant or the maximum net leverage ratio covenant. As of March 31, 2025, BKV Upstream Midstream was in compliance with such covenants in the RBL Credit Agreement.
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
Upon consummation of the RBL Credit Agreement, BKV Upstream Midstream paid financing costs of $8.1 million, which have been deferred and capitalized as debt issuance costs and included within other assets on the condensed consolidated balance sheets. The debt issuance costs are amortized over the life of the RBL Credit Agreement. As of March 31, 2025 and December 31, 2024, $6.4 million and $6.9 million, respectively, of unamortized debt issuance costs remained outstanding. As of March 31, 2025 and December 31, 2024, the effective interest rate on the RBL Credit Agreement was 7.40% and 7.50%, respectively, and the outstanding letters of credit were $14.1 million for both periods.
Note 3 - Natural Gas Properties & Other Property and Equipment
As of March 31, 2025 and December 31, 2024, accumulated depreciation, depletion, and amortization for developed natural gas properties was $728.8 million and $697.0 million, respectively. For the three months ended March 31, 2025 and 2024, depreciation, depletion, and amortization expense for developed natural gas properties was $31.8 million and $45.1 million, respectively.
As of March 31, 2025 and December 31, 2024, accumulated depreciation for midstream assets was $18.9 million and $17.3 million, respectively. For the three months ended March 31, 2025 and 2024, depreciation expense on midstream assets was $1.6 million and $1.9 million, respectively.
Other property and equipment consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Carbon capture, utilization, and sequestration	$74,426	$69,743
Buildings	6,746	15,707
Furniture, fixtures, equipment, and vehicles	19,973	19,306
Computer software	5,896	5,595
Leasehold improvements	1,685	1,685
Land	3,090	3,090
Construction in process	4,627	3,575
Total	116,443	118,701
Accumulated depreciation	(21,662)	(21,401)
Other property and equipment, net	$94,781	$97,300
For the three months ended March 31, 2025 and 2024, depreciation expense for other property and equipment was $1.7 million and $1.4 million, respectively. During the three months ended March 31, 2025, the Company received proceeds on the sale of other properties of $1.1 million, and recognized a gain on sale of these properties of $1.1 million, which is included in other revenues in the condensed consolidated statements of operations.

Asset Held for Sale
The Company classifies assets as “held for sale” when, among other factors, management approves and commits to sell the assets with the intent to complete the sale within one year. The net assets held for sale are then recorded at the lower of the current value and the fair market value, less costs to sell, if any.
As of March 31, 2025, the Company approved the plan to sell its field office in Bridgeport, Texas. The Company intends to complete the sale of this field office within twelve months, and has classified this asset as held for sale, which is presented separately on the condensed consolidated balance sheets. The Company recognized an impairment on the field office of $2.4 million using an estimated selling price of $5.5 million. The impairment is netted within other revenues on the condensed consolidated statements of operations. See below for the major class of assets held for the sale for the Bridgeport field office:

(in thousands)	March 31, 2025
Buildings	$6,515
Accumulated depreciation	(1,015)
Total asset held for sale	$5,500
Note 4 - Fair Value Measurements
As the Company uses the market approach to determine the fair value of its derivative instruments, these fair values are also compared to the values given by counterparties for reasonableness. Since natural gas and NGL swaps do not include optionality and therefore generally have no unobservable inputs, they are classified as Level 2. The Company factors its own non-performance risk into the valuation of derivatives using current published credit default swap rates. As of March 31, 2025 and December 31, 2024, the impact of the non-performance risk adjustment to the Company's fair value of commodity derivative liabilities was $8.9 million and $6.6 million, respectively.
The following tables set forth by level within the fair value hierarchy, the financial assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31, 2025
	Fair Value Measurements Using:
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Derivative instruments	$6,761	$—	$6,761
Financial liabilities
Derivative instruments	192,174	—	192,174

	December 31, 2024
	Fair Value Measurements Using:
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial liabilities
Derivative instruments	$67,634	$—	$67,634
The contingent consideration was generated from the Devon Barnett Acquisition. As of December 31, 2024, the contingent consideration was included in current liabilities in the condensed consolidated balance sheets as a payable as the final payout of $20.0 million was made on January 8, 2025. The Devon Barnett Acquisition and the Exxon Barnett Acquisition contingencies are described further in Note 10 - Commitments and Contingencies. The Devon Barnett Acquisition was accounted for as an asset acquisition with the contingent consideration meeting the criteria of a derivative in accordance with ASC 815 - Derivatives and Hedging. See Note 5 - Derivative Instruments for further discussion.
The minority ownership puttable shares from the 2021 Plan (as defined in Note 8 - Stockholders' Equity) were recorded at fair value upon initial recognition in mezzanine equity, and its common stock was valued using both observable (Level 2) and unobservable (Level 3) inputs. Subsequent to the Company's IPO, the minority ownership puttable shares were converted to common stock. The minority ownership puttable shares are further described in Note 8 - Stockholders' Equity.
Equity-based compensation from the 2021 Plan was recorded at fair market value on the grant date. The underlying market condition was valued using the application of Monte Carlo simulations using both observable (Level 2) and unobservable (Level 3) inputs. Prior to the Company's IPO, the remaining components of the awards were valued based on the fair market value of the common stock of the Company, which is valued consistent with valuation methodologies described for the minority ownership puttable shares. Equity-based compensation is further described in Note 8 - Stockholders' Equity.
The table below sets forth the changes in the Company's Level 3 fair value measurements:

	Three Months Ended March 31, 2024
(in thousands)	Contingent Consideration	Minority Ownership	Equity-Based Compensation	Total
Balance, beginning of period	$29,676	$59,988	$126,966	$216,630
Grant date fair value of equity-based compensation, pre-IPO	—	—	1,073	1,073
Change in fair market value (all instruments)	(6,594)	1,548	495	(4,551)
Balance, end of period	$23,082	$61,536	$128,534	$213,152

Note 5 - Derivative Instruments
The Company may utilize derivative contracts in connection with its natural gas and NGL operations to provide an economic hedge of the Company’s exposure to commodity price risk associated with anticipated future natural gas and NGL production. The Company also determined that the contingent consideration generated from the Devon Barnett Acquisition met the definition of a derivative in accordance with ASC 815 - Derivative and Hedging, and the fair value of the contingent consideration was $20.0 million as of December 31, 2024, and is included in contingent consideration payable in the condensed consolidated balance sheets. The change in the fair value of this contingent consideration was a gain of $4.6 million for three months ended March 31, 2024, and is included in gains on contingent consideration liabilities on the condensed consolidated statements of operations. See Note 10 - Commitments and Contingencies for further discussion.
The derivative contracts outstanding as of March 31, 2025 consisted of commodity swaps, basis swaps, put and call options, and producer collar agreements, subject to master netting agreements with each individual counterparty. The following table presents gross commodity derivative balances prior to applying netting adjustments recorded in the condensed consolidated balance sheets:

		March 31, 2025
(in thousands)	Balance Sheet Location	Gross Amounts of Assets and Liabilities	Offset Adjustments	Net Amounts of Assets and Liabilities
Current derivative assets	Commodity derivative assets, current	$4,481	$(4,287)	$194
Noncurrent derivative assets	Commodity derivative assets	15,198	(8,631)	6,567
Current derivative liabilities	Commodity derivative liabilities, current	146,221	(4,287)	141,934
Noncurrent derivative liabilities	Commodity derivative liabilities	58,871	(8,631)	50,240

		December 31, 2024
(in thousands)	Balance Sheet Location	Gross Amounts of Assets and Liabilities	Offset Adjustments	Net Amounts of Assets and Liabilities
Current derivative assets	Commodity derivative assets, current	$5,187	$(5,187)	$—
Noncurrent derivative assets	Commodity derivative assets	872	(872)	—
Current derivative liabilities	Commodity derivative liabilities, current	25,464	(5,187)	20,277
Noncurrent derivative liabilities	Commodity derivative liabilities	48,229	(872)	47,357

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
Derivative Contracts
The following tables set forth the derivative losses, net on the condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2025	2024
Gain (loss) on settled derivatives, net	$(18,206)	$36,464
Loss on unsettled derivatives, net	(133,985)	(40,143)
Derivative losses, net	$(152,191)	$(3,679)
Settled derivative gains, net for the three months ended March 31, 2024 includes gains of $13.3 million related to the termination of certain natural gas commodity derivative swap contracts prior to their contractual settlement dates. $8.4 million of such gains is attributable to early-terminated natural gas commodity derivative swap contracts covering production during the three months ended March 31, 2024.
During the first quarter in 2024, the Company entered into an agreement to sell a call option and subsequently received a net premium of $23.5 million for contracts that settle in 2026 and 2027. The call option has an established ceiling price of $5.00 per MMBtu. If at the time of settlement the contracted settlement price exceeds the ceiling price, the Company pays the counterparty an amount equal to the difference between the contracted settlement price and the ceiling price multiplied by the contract volumes. The premium received was recorded as a liability and is subsequently adjusted to the current fair value of the option written.
During the first quarter in 2025, the Company entered into agreements to buy put options and subsequently paid a net premium of $16.2 million for contracts that settle in 2026 and 2027. The put options have an established floor of $3.00 per MMBtu. If at the time of settlement the contracted settlement price falls below the floor, the counterparties pay the Company an amount equal to the difference between the contracted settlement price and the floor multiplied by the contract volumes.
Volume of Derivative Activities
As of March 31, 2025, the Company’s derivative activities based on volume and contract prices, categorized by primary underlying risk and related commodity, by year, were as follows:
The following table represents natural gas commodity derivatives indexed to NYMEX Henry Hub pricing:

Instrument	MMBtu	Weighted Average Price (USD)	Weighted Average Price Floor	Weighted Average Price Ceiling	Fair Value as of March 31, 2025 (in thousands)
2025
Swap	78,400,000	$3.41			$(85,464)
Collars	9,800,000		$3.71	$4.11	$(5,555)
2026
Swap	57,825,000	$3.60			$(48,283)
Collars	25,550,000		$3.67	$4.19	$(11,244)
Call options	36,500,000			$5.00	$(19,784)
Put options	36,500,000			$3.00	$5,273
2027
Collars	29,200,000		$3.53	$3.93	$(3,162)
Call options	36,500,000			$5.00	$(13,729)
Put options	36,500,000			$3.00	$10,268
The following table represents natural gas basis derivatives based on the applicable basis reference price listed below:

Instrument	Basis Reference Price	MMBtu	Weighted Average Basis Differential	Fair Value as of March 31, 2025 (in thousands)
2025
Swap	Transco Leidy Basis	9,625,000	$(0.86)	$1,502
Swap	HSC Basis	22,000,000	$(0.45)	$1,263
Swap	Transco St 85 (Z4) Basis	17,875,000	$0.45	$534
The following table represents natural gas liquids commodity derivatives for contracts, by contract type, expiring through December 31, 2026 based on the applicable index listed below:

Instrument	Commodity Reference Price	Gallons	Weighted Average Price (USD)	Fair Value as of March 31, 2025 (in thousands)
2025
Swap	OPIS Purity Ethane Mont Belvieu	80,850,000	$0.25	$(4,115)
Swap	OPIS IsoButane Mont Belvieu Non-TET	5,775,000	$0.87	$(770)
Swap	OPIS Normal Butane Mont Belvieu Non-TET	7,218,750	$0.83	$(913)
Swap	OPIS Propane Mont Belvieu Non-TET	31,762,500	$0.73	$(3,659)
Swap	OPIS Natural Gasoline Mont Belvieu Non-TET	11,550,000	$1.41	$(517)
2026
Swap	OPIS Purity Ethane Mont Belvieu	94,762,500	$0.25	$(3,996)
Swap	OPIS IsoButane Mont Belvieu Non-TET	6,221,250	$0.86	$(412)
Swap	OPIS Normal Butane Mont Belvieu Non-TET	10,053,750	$0.82	$(581)
Swap	OPIS Propane Mont Belvieu Non-TET	37,327,500	$0.70	$(2,718)
Swap	OPIS Natural Gasoline Mont Belvieu Non-TET	16,275,000	$1.40	$649

Note 6 - Revenue from Contracts with Customers

All of the Company's revenues are generated in the states of Pennsylvania and Texas. Revenues consist of the following:

	Three Months Ended March 31, 2025
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$24,572	$143,411	$167,983
NGLs	—	44,683	44,683
Oil	—	3,460	3,460
Total natural gas, NGL, and oil sales	24,572	191,554	216,126

Marketing revenues	—	6,485	6,485
Midstream revenues	—	2,771	2,771
Section 45Q tax credits	—	3,307	3,307
Related party and other	—	2,322	2,322
Total	$24,572	$206,439	$231,011

	Three Months Ended March 31, 2024
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$12,493	$83,843	$96,336
NGLs	—	43,417	43,417
Oil	—	1,934	1,934
Total natural gas, NGL, and oil sales	12,493	129,194	141,687

Marketing revenues	—	4,921	4,921
Midstream revenues	1,243	2,885	4,128
Section 45Q tax credits	—	2,329	2,329
Related party and other	31	2,497	2,528
Total	$13,767	$141,826	$155,593
Accounts receivable and revenue from contracts with customers
As of March 31, 2025 and December 31, 2024, the Company’s receivables from contracts with customers were $56.6 million and $49.8 million, respectively. Also, as of March 31, 2025 and December 31, 2024, one purchaser accounted for more than 10% of accounts receivables, and for the three months ended March 31, 2025 and 2024, that purchaser’s revenues were $166.5 million and $92.3 million, respectively. Another purchaser’s revenues, that also accounted for more than 10% of the Company’s revenues during the three months ended March 31, 2025 and 2024 amounted to $40.8 million and $39.1 million, respectively. The Company does not believe that the loss of these customers would have a material adverse effect on the condensed consolidated financial statements because alternative customers are readily available.

Note 7 - Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities included in current liabilities consist of the following:

(in thousands)	March 31, 2025	December 31, 2024
Accounts payable	$59,240	$53,238
Revenues payable	16,682	17,921
Commodity derivative settlements payable	11,575	3,891
Accrued payroll	8,828	23,435
Oil and gas production and other taxes payable	6,054	21,263
Other accrued liabilities	3,092	1,618
Total	$105,471	$121,366
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
Any shares of common stock awarded under the 2024 Plan that have been canceled, forfeited, expired, settled for cash shares, or is unearned (in whole or part) will be added back to the aggregate number of shares of common stock available under the 2024 Plan, with the exception of the following: (i) shares of common stock withheld by the Company in payment of the exercise price of a stock option; (ii) shares of common stock tendered or otherwise used in payment of the exercise price of a stock option; (iii) shares of common stock withheld by the Company or tendered or otherwise used to satisfy a tax withholding obligation; (iv) shares of common stock subject to share-settled appreciation rights that are not actually issued in connection with the settlement of such appreciation right; and (v) shares of common stock reacquired by the Company on the open market or otherwise using cash proceeds from the exercise of stock options. As of March 31, 2025, 2,873,158 shares were available for future grants under the 2024 Plan.
Performance-Based Restricted Stock Units
During the three months ended March 31, 2025, the Company granted 571,471 performance-based restricted stock units (“PRSUs”) under the 2024 Plan. These PRSUs cliff vest on December 31, 2026 and are subject to a performance period beginning January 1, 2024 and ending on December 31, 2026 (the “2024 PRSU Performance Period”). The table below summarizes the

PRSU activity for the three months ended March 31, 2025:

(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Unvested PRSUs as of January 1, 2025	703	$12.23
Granted	571	$18.58
Vested	(6)	$12.23
Forfeited	(22)	$12.14
Unvested PRSUs as of March 31, 2025	1,246	$15.12
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
The aTSR and rTSR components of the awards are market-based conditions valued using the Monte-Carlo Simulation pricing model, which calculates multiple potential outcomes and establishes grant date fair value based on the most likely outcome. For purposes of the grant date fair value during the three months ended March 31, 2025, the aTSR and rTSR components assumed a risk free rate of 3.9%, a dividend yield of an immaterial amount, and volatility of 40% that used a combination of daily historical and implied volatility over a look back period commensurate with the remaining term of the assets. The weighted average grant date fair value of the aTSR and rTSR components of PRSU awards granted during the three months ended March 31, 2025 was $13.62 and $22.44, respectively.
ROCE is considered to be a non-market performance condition. Thus, the likelihood of achievement must be reassessed at every reporting period, and compensation expense is adjusted accordingly. As of March 31, 2025, management estimates ROCE performance for the post IPO grants to be lower than the target performance by approximately 18.1%, and for the grants that were issued during the three months ended March 31, 2025 to be greater than the target performance level by approximately 40.4%. The grant date fair value of the PRSUs presented in the activity for the three months ended March 31, 2025 takes into account the grant date fair value for ROCE, due to the non-market performance conditions being probable of achievement as of the respective modification date or grant date which establishes a grant date fair value. The weighted average grant date fair value of the ROCE component of PRSU awards granted during the three months ended March 31, 2025 was $19.40.
As of March 31, 2025, there was $17.8 million of unrecognized compensation expense related to the PRSU awards, which will be amortized over a weighted average period of 2.2 years.
Equity-based compensation related to PRSUs was $1.2 million for the three months ended March 31, 2025, which is included in general administrative expenses in the condensed consolidated statements of operations.
Time-Based Restricted Stock Units
During the three months ended March 31, 2025, the Company granted 380,887 time-based restricted stock units (“TRSUs”) under the 2024 Plan. Under the applicable provisions of the 2024 Plan, the TRSU incentive award vests annually over three anniversary dates in equal portions with the first tranche vesting on January 1, 2025, subject to continued employment with the Company and board of director approval. The table below summarizes the TRSU activity for the three months ended March 31,

26

2025:

(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Unvested TRSUs as of January 1, 2025	469	$18.05
Granted	381	$19.40
Vested	(156)	$18.05
Forfeited	(14)	$18.32
Unvested TRSUs as of March 31, 2025	680	$18.80
As of March 31, 2025, there was $11.9 million of unrecognized compensation expense related to the 2024 TRSU awards, which will be amortized over a weighted average period of 2.4 years.
Equity-based compensation related to TRSUs was $0.9 million for the three months ended March 31, 2025, which is included in general administrative expenses in the condensed consolidated statements of operations.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (the “ESPP”) became effective immediately prior to the consummation of the IPO. A total of 500,000 shares of the Company's common stock are available for awards under the ESPP and only permits eligible employees to purchase shares of the Company's common stock through payroll deductions, which cannot exceed 10% of the employee's eligible compensation. The ESPP will be implemented through a series of offerings of up to a period of 27 months, which will consist of one offering period. During the offering period, payroll contributions will accumulate without interest and, on the last trading day of the offering period, accumulated payroll deductions will be used to purchase shares of the Company's common stock. For the three months ended March 31, 2025, the Company did not recognize any equity-based compensation expense related to the ESPP.
2021 Equity and Incentive Compensation Plan
On January 1, 2021, the BKV Corporation Long-Term Incentive Plan (the “2021 Plan”) was established. Upon consummation of the IPO, 7,724,499 RSUs were considered to have been granted under ASC 718 - Compensation-Stock Compensation (“ASC 718”), when taking into consideration performance RSUs at the maximum performance level and TRSUs anticipated to be legally granted in the three years following inception. As of December 31, 2024, the awards considered granted under ASC 718 since inception equaled the number of RSUs legally granted. Prior to the Company's IPO, RSUs under the 2021 Plan were recognized in mezzanine equity on the condensed consolidated statements of stockholders' equity and mezzanine equity and were valued using unobservable inputs. See Note 4 - Fair Value Measurements for further detail.
Performance-Based Restricted Stock Units
PRSUs cliff vest and were subject to a vesting or performance period beginning January 1, 2021 and ending on December 31, 2023 (the “Performance Period”). As of December 31, 2023, or the Performance Period, the Company achieved its goals as follows: TSR met its threshold at 136%, ROCE met its threshold at 131%, and IPO readiness met its threshold at 200%. In February 2024, the Plan’s committee approved the Company’s goals and the PRSUs outstanding as of December 31, 2023 vested with some being forfeited prior to the Plan’s approval.
The following table summarizes the PRSU activity under the 2021 Plan for the three months ended March 31, 2024:

(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Unvested PRSUs as of January 1, 2024	3,967	$19.02
Vested	(3,963)	$19.02
Forfeited	(4)	$19.02
Unvested PRSUs as of March 31, 2024	—	$—
Time-Based Restricted Stock Units
The following table summarizes the TRSU activity under the 2021 Plan for the three months ended March 31, 2024:

(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Unvested TRSUs as of December 31, 2023	727	$22.37
Vested	(258)	$22.12
Forfeited	(12)	$12.12
Unvested TRSUs as of March 31, 2024	457	$22.37
For the three months ended March 31, 2024, equity-based compensation expense related to the TRSUs under the 2021 Plan was $1.1 million, which is included in general and administrative expenses in the condensed consolidated statements of operations. Upon consummation of the IPO, the remaining TRSUs from the 2021 Plan vested.
Note 9 - Equity Method Investment
The Company is a 50% owner of BKV-BPP Power, which is accounted for as an equity method investment. BKV-BPP Power owns and operates the Temple Plants, which are two combined cycle gas turbine and steam turbine power plants located on the same site in the ERCOT North Zone in Temple, Texas. The Temple Plants deliver power to customers on the ERCOT power network in Texas. BKV-BPP Power also has a wholly-owned subsidiary that engages in retail power sales to customers in Texas.
BKV-BPP Power has a term loan from each of its affiliates, BNAC and BPPUS, each in the amount of $141.0 million, both of which mature on November 1, 2026.
The Company has an Administrative Service Agreement ("ASA") with BKV-BPP Power, in which the Company provides certain services as required by the ASA, on an annual basis with options to extend. During the three months ended March 31, 2025 and 2024, the Company recognized revenues of $0.4 million and $1.1 million, respectively, related to the services provided under the ASA, which is included in related party revenues on the condensed consolidated statements of operations.
During the three months ended March 31, 2025 and 2024, the Company recognized, based on its 50% ownership interest in BKV-BPP Power, losses of $9.6 million and $7.7 million, respectively. For the three months ended March 31, 2025, BKV-BPP Power's total revenues, net, included unrealized derivative losses of $16.0 million and operating expenses included unrealized derivative gains of $3.0 million. For the three months ended March 31, 2024, BKV-BPP Power's total revenues, net, included unrealized derivative losses of $5.8 million and operating expenses included unrealized derivative losses of $2.1 million.
The table below sets forth the summarized financial information of BKV-BPP Power:

Income Statement	Three Months Ended March 31,
	2025	2024
(in thousands)	(unaudited)
Total revenues, net	$97,672	$84,969
Depreciation and amortization	9,627	9,885
Operating expenses	94,134	73,318
Income (loss) from operations	(6,089)	1,766
Interest expense	(16,073)	(18,182)
Other income	2,992	1,002
Net loss	$(19,170)	$(15,414)
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
As a part of the consideration paid for the Devon Barnett Acquisition, additional cash consideration would be required to be paid by the Company if certain thresholds were met for average Henry Hub natural gas and WTI crude oil prices for each of the calendar years during the period beginning January 2021 through December 31, 2024 (the “Devon Barnett Earnout”). Average Henry Hub payouts and threshold were as follows: $2.75/MMBtu $20.0 million, $3.00/MMBtu $25.0 million, $3.25/MMBtu $35.0 million, and $3.50/MMBtu $45.0 million; average WTI payouts and thresholds are as follows for these periods: $50.00/Bbl $10.0 million, $55.00/Bbl $12.5 million, $60.00/Bbl $15.0 million, and $65.00/Bbl $20.0 million. Payments were due in the month following the end of the respective measurement period for which the hurdle rates were set. As of December 31, 2024, the final portion of the arrangement was considered to be settled resulting in a settlement of $20.0 million, which is reflected as contingent consideration payable within current liabilities on the condensed consolidated balance sheets, and was paid on January 8, 2025. As described in Note 4 - Fair Value Measurements and Note 5 - Derivative Instruments, the contingent consideration was accounted for as a derivative instrument. Management uses NYMEX forward pricing estimates for both Henry Hub and WTI hurdle rates and Monte Carlo simulations to determine the fair value of the contingent consideration. For the three months ended March 31, 2024, the change in the fair value of the contingent consideration was a gain of $4.6 million. This change in the fair value during this period impacted the associated liability on the condensed consolidated balance sheets and recognition of the gain was recognized in the gains on contingent consideration liabilities on the condensed consolidated statements of operations.
In conjunction with the Exxon Barnett Acquisition, additional cash consideration would have been required to be paid by the Company if certain thresholds for future Henry Hub natural gas prices were met for the year ended December 31, 2024. Based on the thresholds for this period, no payout was required. As of December 31, 2024, the fair value of the contingent consideration was zero. The change in the fair value of the contingent consideration for the three months ended March 31, 2024 was a gain of $2.0 million. This change in the fair value during this period reduced the associated liability on the condensed consolidated balance sheets and recognition of the gain was recognized in the gains on contingent consideration liabilities on the condensed consolidated statements of operations. Refer to Note 4 - Fair Value Measurements for the valuation methodology and associated inputs.
The Company has volume commitments in the form of gathering, processing, and transportation agreements with various third parties that require delivery of 1,068,885,447 dekatherms of natural gas. The significant majority of the agreements terminate by 2029, with one agreement extending through 2036. As of March 31, 2025, the aggregate undiscounted future payments required under these contracts total $304.7 million.

A summary of the Company's commitments, excluding contingent consideration, as of March 31, 2025, is provided in the following table:

(in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
RBL Credit Agreement	$—	$—	$—	$200,000	$—	$—	$200,000
Interest payable	612	—	—	—	—	—	612
Operating lease payments	941	1,047	908	924	947	3,662	8,429
Volume commitments	51,775	67,615	58,959	53,144	34,257	38,929	304,679
Total	$53,328	$68,662	$59,867	$254,068	$35,204	$42,591	$513,720
Note 11 - Income Taxes
The effective tax rates for the three months ended March 31, 2025 and 2024 were 27.1% and 25.2%, respectively. For the three months ended March 31, 2025, the difference in the effective tax rate from the U.S. statutory federal income tax rate of 21.0% was primarily due to the Company benefiting from the Section 45I tax credits from marginal production and from the monetization of certain Section 45Q tax credits from the injection of CO2 waste in the Barnett Zero Project well. For the three months ended March 31, 2024, the difference in the effective tax rate from the U.S. statutory federal income tax rate of 21.0% was primarily due to the Company benefiting from the monetization of certain Section 45I tax credits from marginal production.
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
The following is a reconciliation of the Company's basic weighted average number of common shares outstanding to the diluted weighted average number of common shares outstanding:

	Three Months Ended March 31,
(in thousands)	2025	2024
Basic weighted average common shares outstanding	84,706	66,287
Add: dilutive effect of TRSUs	—	—
Add: dilutive effect of PRSUs	—	—
Diluted weighted average of common shares outstanding	84,706	66,287
Weighted average number of outstanding securities excluded from the calculation of diluted loss per share
TRSUs	22	281
PRSUs	—	3,899

Note 13 - Subsequent Events
On May 6, 2025, the Company and BKV Upstream Midstream entered into the Second Amendment to Credit Agreement, which amended the RBL Credit Agreement. See Note 2 - Debt for further information.
On May 8, 2025, BKV dCarbon Ventures, together with C Squared Solutions, Inc., a Delaware corporation and, for the limited purposes specified therein, BKV Corp, entered into the Limited Liability Company Agreement of BKV dCarbon Project, LLC (the “BKV-CIP JV Agreement”) forming BKV dCarbon Project, LLC (the “BKV-CIP Joint Venture”) for the purpose of developing CCUS projects. For more information regarding the terms of the BKV-CIP JV Agreement and the ancillary agreements entered into by BKV dCarbon Ventures and BKV Corp in connection therewith, refer to the Company’s Current Report on Form 8-K filed on May 8, 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I, Financial Statements in this report on Form 10-Q and our audited consolidated financial statements and related notes, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2024 included in our 2024 Annual Report on Form 10-K filed on March 31, 2025. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expectations. We disclaim any duty to publicly update any forward-looking statements except as otherwise required by applicable law.
In this section, references to “BKV,” the “Company,” “we,” “us,” and “our” refer to BKV Corporation and its subsidiaries, unless otherwise indicated or the context otherwise requires. For more information on our organizational structure, see “Note 1 - Business and Basis of Presentation” to our condensed consolidated financial statements included in Item 1 of Part I of this report.
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
Recent Developments
•Second Amendment to the RBL Credit Agreement. On May 6, 2025, with the unanimous consent of our credit facility lenders, we entered into the Second Amendment to Credit Agreement, which amended the RBL Credit Agreement to, among other things, increase the borrowing base by $100.0 million and the elected commitment by $65.0 million. This amendment constituted the semiannual borrowing base redetermination. See “Liquidity and Capital Resources — RBL Credit Agreement” for additional information regarding the RBL Credit Agreement and the covenants contained therein.
•Strategic CCUS Joint Venture. As previously announced, on May 8, 2025, BKV dCarbon Ventures, together with C Squared Solutions, Inc., a subsidiary of the Energy Transition Fund managed by Copenhagen Infrastructure Partners, and, for the limited purposes specified therein, BKV Corporation, entered into the BKV-CIP JV Agreement forming the BKV-CIP Joint Venture for the purpose of developing CCUS projects. Also on May 8, 2025 and contemporaneously with their entry into the BKV-CIP JV Agreement, the parties thereto also entered into certain ancillary agreements related to the joint venture. BKV dCarbon Ventures has contributed to the BKV-CIP Joint Venture its ownership of the Barnett Zero and Eagle Ford Projects, and has committed to future contributions of certain CCUS projects, related assets, and/or cash, in exchange for a 51% interest therein. Subject to certain exceptions, BKV intends to develop its CCUS projects exclusively through the BKV-CIP Joint Venture. For more information regarding the terms of the BKV-CIP JV Agreement and ancillary agreements entered into by the Company and BKV dCarbon Ventures in connection therewith, please refer to the Company’s Current Report on Form 8-K filed on May 8, 2025.
Operational and Financial Highlights
Below are some highlights of our operating and financial results for the three months ended March 31, 2025.
•Production of natural gas, NGLs, and oil was 68.5 Bcfe, or 761.1 MMcfe/d.
•Average realized product prices, excluding the impact of settled derivatives, were $3.15 per Mcfe.

•Production revenues were $216.1 million and midstream revenues were $2.8 million.
•Lease operating expense was $33.7 million, or $0.49 per Mcfe.
•Net loss was $(78.7) million.
•Net cash provided by operating activities was $22.6 million.
•Accrued capital expenditures were $58.0 million.
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
Supply, demand, market risk, and the impact on natural gas, NGL, and oil prices. Natural gas and oil prices are subject to large fluctuations in response to relatively minor changes in the demand for natural gas, NGLs, and oil. Prices are affected by current and expected supply and demand dynamics, including the level of drilling, completion, and production activities by other natural gas production companies, global industry-wide supply chain disruptions, widespread shortages of labor, material, and services, the ability to agree and maintain production levels by members of OPEC and other oil producing countries, and political instability of other energy producing countries, resulting in increased supply in the global market. Other factors impacting supply and demand include weather conditions (including severe weather events), pipeline capacity constraints, inventory storage levels, basis differentials, export capacity, supply chain quality and availability, strength of the U.S. dollar as well as other factors, the majority of which are outside of our control.
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
Production Volumes.
The following table presents our historical production volumes for the periods presented:

	Three Months Ended March 31,
	2025	2024
Production Data
Natural gas (MMcf)	54,121	59,644
NGLs (MBbls)	2,344	2,485
Oil (MBbls)	53	28
Total volumes (MMcfe)	68,503	74,722
Average daily total volumes (MMcfe/d)	761.1	821.1
Sources of Revenues
Currently, substantially all of our revenues are derived from the sale of our natural gas production and the NGLs that are extracted from processing our natural gas, though we also generate a portion of our revenues from the sale of crude oil, midstream and surface operations, and certain marketing revenue and other income. Our midstream and surface operations primarily support our own exploration and production operations, with revenues generated primarily from fees charged for midstream and surface services, including transportation, freshwater sourcing and disposal, and other services to us and our affiliates and, to a lesser extent, third parties.
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

	Three Months Ended March 31,
	2025	2024
Average prices:
Natural gas ($/Mcf):
Average NYMEX Henry Hub price	$3.65	$2.24
Average natural gas realized price (excluding derivatives)	$3.10	$1.62
Average natural gas realized price (including derivatives) (1)	$2.86	$2.00
Differential	$(0.55)	$(0.62)
NGLs ($/Bbl):
Average NGL realized price (excluding derivatives)	$19.06	$17.47
Average NGL realized price (including derivatives) (1)	$16.89	$17.53
Oil ($/Bbl):
Average oil realized price	$65.28	$69.07
High and low daily spot prices:
Oil ($/Bbl):
High NYMEX WTI	$80.73	$84.39
Low NYMEX WTI	$66.31	$70.62
Natural gas ($/Mcf):
High NYMEX Henry Hub	$9.86	$13.20
Low NYMEX Henry Hub	$2.93	$1.25

(1) Impact of derivatives prices excludes $13.3 million of gains on derivative contract terminations for the three months ended March 31, 2024.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
Operating Revenues and Operating Income
Our operating revenues and other income from operations include the activity from the sale of natural gas, NGLs, and oil, midstream revenues, gains and losses on our derivative contracts, marketing revenues, Section 45Q tax credits, related party revenues, and other income from operations. The following table provides information on our revenues and other operating income for the periods presented:

	Three Months Ended March 31,
(in thousands, other than percentages)	2025	2024	$ Change	% Change
Revenues
Natural gas revenues	$167,983	$96,336	$71,647	74%
NGL revenues	44,683	43,417	1,266	3%
Oil revenues	3,460	1,934	1,526	79%
Midstream revenues	2,771	4,128	(1,357)	(33)%
Derivative losses, net	(152,191)	(3,679)	(148,512)	*
Marketing revenues	6,485	4,921	1,564	32%
Section 45Q tax credits	3,307	2,329	978	42%
Related party revenues	426	1,101	(675)	(61)%
Other	1,896	1,427	469	33%
Total revenues and other operating income	$78,820	$151,914
*Percentage not meaningful
Natural Gas Revenues
Our natural gas revenues increased by approximately $71.6 million, or 74%, to $168.0 million for the three months ended March 31, 2025, from $96.3 million for the three months ended March 31, 2024. The impact of commodity price increases, excluding the effect of derivative settlements, provided an $80.6 million increase in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes). The increase was offset by lower production volumes during the three months ended March 31, 2025, primarily from the assets in the Barnett and from the sale of Chaffee and certain non-operated assets held by Chelsea in June 2024, which collectively accounted for an $8.9 million decrease in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price).
NGL Revenues
Our NGL revenues increased by approximately $1.3 million, or 3%, to $44.7 million for the three months ended March 31, 2025, from $43.4 million for the three months ended March 31, 2024. The impact of commodity price increases, excluding the effect of derivative settlements, accounted for a $3.7 million increase in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes). The increase was offset by lower production volumes during the three months ended March 31, 2025, which accounted for a $2.5 million decrease in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price).
Oil Revenues
Our oil revenues increased by approximately $1.5 million, or 79%, to $3.5 million for the three months ended March 31, 2025, from $1.9 million for the three months ended March 31, 2024. The increase was primarily due to higher production volumes during the three months ended March 31, 2025, which accounted for a $1.7 million increase in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price). The increase was offset by the impact of commodity price decreases, excluding the effect of derivative settlements, which accounted for a $0.2 million decrease in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes).
Midstream Revenues

Our midstream revenues decreased by approximately $1.4 million, or 33%, to $2.8 million for the three months ended March 31, 2025, from $4.1 million for the three months ended March 31, 2024. This decrease was primarily due to the divestiture of Chaffee of $1.2 million as we sold our Repsol Midstream Interest in connection with this sale. The remainder of the decrease was due to changes in deal structures that reduced midstream transportation revenue while increasing third party gas sales.
Derivative Losses, Net
For the three months ended March 31, 2025, we had net realized and unrealized losses on derivative contracts of $152.2 million compared to net realized and unrealized losses on derivative contracts of $3.7 million for the three months ended March 31, 2024. The increased losses for the three months ended March 31, 2025 were from our open derivative positions, which were in more of an unrealized loss position of $134.0 million compared to the three months ended March 31, 2024 of $40.1 million. The increased losses on our derivative contracts were also due to realized losses of $18.2 million compared to realized gains of $36.5 million due to higher natural gas prices during this period compared to the same period in the prior year.
Marketing Revenues
Our marketing revenues increased by approximately $1.6 million, or 32% to $6.5 million for the three months ended March 31, 2025 from $4.9 million for the three months ended March 31, 2024. Our marketing revenues are derived under our marketing agreement with a third party pursuant to which we receive a fixed percentage of all net income realized in the resale of our and other producers’ hydrocarbons. The increase in marketing revenues during the three months ended March 31, 2025 was primarily due to a higher pricing environment compared to the same period in 2024.
Section 45Q Tax Credits
We generated $3.3 million in Section 45Q tax credits during the three months ended March 31, 2025 related to CO2 waste sequestration activities under our Barnett Zero Project compared to $2.3 million during the three months ended March 31, 2024. The increase period over period was due to more CO2 waste sequestered in 2025 compared to the prior period.
Related Party Revenues
Our related party revenues were $0.4 million for the three months ended March 31, 2025, compared to $1.1 million for the three months ended March 31, 2024. The decrease in related party revenues was due to a $0.7 million decrease in operating fee income with BKV-BPP Power, attributable to lower contracted rates.
Other Revenues
Other revenues includes the gain (loss) on the sale of assets and the sale of third-party natural gas. Other revenues were $1.9 million for the three months ended March 31, 2025 compared to $1.4 million for the three months ended March 31, 2024. The period-over-period increase was primarily due to an increase in third party gas sales of $2.5 million and an increase in the gain on sale of assets of $0.4 million, offset by the impairment on our asset held for sale of $2.4 million.
Operating Expenses
Our operating expenses reflect costs incurred in the development, production, and sale of natural gas, NGLs, and oil. The following table provides information on our operating expenses:

	Three Months Ended March 31,
(in thousands, other than percentages and average costs)	2025	2024	$ Change	% Change
Operating expenses
Lease operating and workover	$35,055	$34,468	$587	2%
Taxes other than income	10,222	11,365	(1,143)	(10)%
Gathering and transportation costs	55,793	59,066	(3,273)	(6)%
Depreciation, depletion, amortization, and accretion	39,970	52,166	(12,196)	(23)%
General and administrative	25,257	20,645	4,612	22%
Other	6,226	8,567	(2,341)	(27)%
Total operating expense	$172,523	$186,277
Average costs per Mcfe
Lease operating and workover	$0.51	$0.46	$0.05	11%
Taxes other than income	0.15	0.15	—	0%
Gathering and transportation costs	0.81	0.79	0.02	3%
Depreciation, depletion, amortization, and accretion	0.58	0.70	(0.12)	(17)%
General and administrative	0.37	0.28	0.09	32%
Other	0.09	0.11	(0.02)	(18)%
Total	$2.51	$2.49
*Percentage not meaningful
Lease Operating and Workover
The following table summarizes our components of lease operating expenses for the periods presented:

	Three Months Ended March 31,
	2025		2024		$ Change	% Change
(in thousands, other than percentages and average costs)	Amount	Per Mcfe	Amount	Per Mcfe
Lease operating expenses	$33,675	$0.49	$32,463	$0.43	$1,212	4%
Workover expenses	1,380	0.02	2,005	0.03	(625)	(31)%
Total lease operating and workover expense	$35,055	$0.51	$34,468	$0.46	$587	2%
Lease operating and workover expenses were $35.1 million, or $0.51 per Mcfe, for the three months ended March 31, 2025, which was an increase of approximately $0.6 million from $34.5 million, or $0.46 per Mcfe, for the three months ended March 31, 2024. The increase in lease operating expenses during the three months ended March 31, 2025 compared to the same period in 2024 was primarily driven by a credit received of $1.5 million for a water sharing agreement during the three months ended March 31, 2024. The increase was also due to increases in repairs and maintenance and timing of fees of $1.0 million and vehicle expense of $0.4 million during the three months ended March 31, 2025. This was offset by $1.4 million of less workover and operating activity due to winter storms and $1.0 million decreases in compression and water expenses due to well shut-ins during the three months ended March 31, 2025.
Taxes Other Than Income
Taxes other than income were $10.2 million, or $0.15 per Mcfe, for the three months ended March 31, 2025, which was a decrease of approximately $1.1 million, or 10%, from $11.4 million, or $0.15 per Mcfe, for the three months ended March 31, 2024. The decrease in taxes other than income during the three months ended March 31, 2025 compared to 2024 was due to decreases in ad valorem and property taxes associated with our operations in the Barnett and NEPA of $4.9 million and $0.2 million, respectively. This was offset by production taxes of $4.0 million in the Barnett. Certain ad valorem and production taxes are not applicable to our NEPA properties.

Gathering and Transportation
Gathering and transportation expenses were $55.8 million, or $0.81 per Mcfe, for the three months ended March 31, 2025, which was a decrease of approximately $3.3 million, or 6%, from $59.1 million, or $0.79 per Mcfe, for the three months ended March 31, 2024. This decrease was driven by decreased production in the Barnett of $3.2 million and NGL rate decreases of $0.4 million. This was offset by new contracts we entered into during 2024 where we started outsourcing gathering costs with our midstream business of $0.3 million.
Depreciation, Depletion, Amortization, and Accretion
Depreciation, depletion, amortization, and accretion was $40.0 million, or $0.58 per Mcfe, for the three months ended March 31, 2025, which was a decrease of approximately $12.2 million, or 23%, from $52.2 million, or $0.70 per Mcfe, for the three months ended March 31, 2024. The decrease in depreciation, depletion, amortization, and accretion during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to a depletion rate adjustment in 2025.
General and Administrative
General and administrative expenses were $25.3 million, or $0.37 per Mcfe, for the three months ended March 31, 2025, which was an increase of approximately $4.6 million, or 22%, from $20.6 million, or $0.28 per Mcfe, for the three months ended March 31, 2024. The increase in general and administrative expenses during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due to increases from Company-wide growth initiatives of $2.6 million in employee bonuses, contract labor, employee-based compensation, and employee expenses, and $2.0 million in consulting and information technology-related expenses.
Other Operating Expenses
Other operating expenses were $6.2 million, or $0.09 per Mcfe, for the three months ended March 31, 2025, which was a decrease of approximately $2.3 million, or 27%, from $8.6 million, or $0.11 per Mcfe, for the three months ended March 31, 2024. The decrease in other operating expenses during the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to $5.0 million of accrued waste emissions costs established by the Inflation Reduction Act recognized during the three months ended March 31, 2024. This was offset by an increase of $1.6 million in third-party natural gas purchases due to increased volumes and increased natural gas prices during the three months ended March 31, 2025 compared to the same period in 2024.
Other Income (Expense)
Gains on contingent consideration liabilities. For the three months ended March 31, 2024, we recognized a gain on contingent consideration liabilities accruing as an earnout obligation under the purchase agreements executed in connection with the Devon Barnett Acquisition and the Exxon Barnett Acquisition. The gain on contingent consideration liabilities was $6.6 million for the three months ended March 31, 2024, and consisted of gains of $4.6 million and $2.0 million from the Devon Barnett Acquisition and the Exxon Barnett Acquisition, respectively. The contingent considerations under these purchase agreements expired in 2024.
Losses from equity affiliate. Losses from our equity affiliate were $9.6 million for the three months ended March 31, 2025, which was a change of $1.9 million, from $7.7 million compared to the same period in 2024. Losses from our equity affiliate are related to our investment in, and our proportionate share in the income or losses of the BKV-BPP Power Joint Venture.
Interest expense. Interest expense was $5.1 million for the three months ended March 31, 2025, which was a decrease of $11.0 million, from $16.1 million for the three months ended March 31, 2024. The decrease in interest expense during the three months ended March 31, 2025 was primarily due to lower interest rates incurred during the three months ended March 31, 2025 on our RBL Credit Facility, which we entered into on June 11, 2024, compared to the interest rates on our Term Loan Credit Agreement and Revolving Credit Facilities during the three months ended March 31, 2024.
Interest expense, related party. Interest expense from our related party borrowings with BNAC was $2.0 million for the three months ended March 31, 2024, which was paid down in June 2024.
Interest income. Interest income was $0.1 million for the three months ended March 31, 2025, which was a decrease of $1.5 million, compared to $1.6 million for the same period in 2024. The decrease was primarily due to the cessation of interest earned on restricted cash following the repayment of the Term Loan Agreement in June 2024, which had previously funded the debt service reserve account.

Income tax benefit. For the three months ended March 31, 2025, we had an income tax benefit of $29.2 million, which was an increase of $16.2 million, from a $13.0 million in income tax benefit for the three months ended March 31, 2024. During the three months ended March 31, 2025, the increase in income tax benefit was due to higher net losses and excess tax benefits relating to the vesting of restricted shares.
Liquidity and Capital Resources
Capital Commitments
Our primary needs for cash are to fund our upstream development, midstream, power, and CCUS activities, fund operations and capital expenditures, acquisitions, and asset retirement obligations, cover any debt interest or minimum volume commitment obligations, pay down debt, and return capital to stockholders. Our primary use of cash during the three months ended March 31, 2025 and 2024 was to fund the development of our natural gas properties.
During the three months ended March 31, 2025 and 2024, cash paid for capital expenditures was $57.4 million and $19.9 million, respectively. Our current estimated budget for accrued capital expenditures in 2025 is approximately $320 million to $380 million. Capital expenditures for our operated properties are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for natural gas and NGLs, the availability of equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs, and the level of participation by other interest owners. We will continue to monitor commodity prices and overall market conditions and can adjust our rig cadence up or down in response to changes in commodity prices and overall market conditions.
Capital Resources
Historically, our primary sources of capital and liquidity have consisted of internally generated cash flows from operations, together with loans and capital contributions from our majority stockholder, BNAC. We also enter into financial instruments to reduce the impact of commodity price volatility and provide a level of certainty and stability around cash flows. We currently believe that our cash flows from operations, cash on hand, borrowings under our RBL Credit Agreement, and our commodity hedges in place will provide sufficient liquidity to fund our operations and our capital expenditures into 2025, excluding our CCUS business. We expect to fund up to 50% of our CCUS business from a variety of external sources, which may include joint ventures, project-based equity partnerships, debt financing, and federal grants with the remaining capital needs being funded with cash flows from operations.
The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024

Net cash provided by operating activities	$22,620	$19,251
Net cash used in investing activities	(56,008)	(19,884)
Net cash provided by (used in) financing activities	33,819	(1,590)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$431	$(2,223)
Cash flows provided by operating activities. Net cash provided by operating activities was $22.6 million for the three months ended March 31, 2025, compared to $19.3 million for the three months ended March 31, 2024. Net cash provided by operating activities increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to a $24.7 million increase in income from operations (excluding net unrealized gains (losses), depreciation, depletion, amortization, and accretion, equity-based compensation, and impairment of asset held for sale), resulting from higher natural gas prices compared to 2024, and a $20.4 million increase in working capital. These increases were offset by cash received in January 2024 for the sale of call options of $23.5 million, cash paid in February 2025 for the purchase of put options of $16.2 million, a decrease in interest income of $1.5 million, and a $0.5 million increase in cash paid for interest.
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

Cash flows used in investing activities. Net cash used in investing activities was $56.0 million for the three months ended March 31, 2025, compared to net cash used in investing activities of $19.9 million for the three months ended March 31, 2024. The change was due to the increase of $39.7 million of capital expenditures (excluding CCUS activities) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This was offset by the decrease of $2.2 million of expenditures on CCUS activities over the same period and additional cash proceeds on the sale of assets of $1.3 million.
The following table presents our capital expenditures (excluding leasehold costs and acquisitions) on an accrual basis for the three months ended March 31, 2025 and 2024 and reconciles to cash flows used for capital expenditures in the condensed consolidated statements of cash flows.

	Three Months Ended March 31,
	2025	2024
Total use of cash and cash equivalents for capital expenditures	$(57,374)	$(19,861)
Decrease (increase) in accrued capital expenditures	(628)	1,833
Capital expenditures (accrued)	$(58,002)	$(18,028)
Cash flows provided by (used in) financing activities. Net cash provided by financing activities was $33.8 million for the three months ended March 31, 2025, which consisted of net borrowings on debt of $35.0 million, and was offset by payments of $1.2 million for taxes related to net share settlement of restricted stock units. For the three months ended March 31, 2024, net cash used in financing activities was $1.6 million, which was due to net payments on debt of $1.0 million and payments of deferred offering costs of $0.6 million.
Working Capital
As of March 31, 2025, we had cash and cash equivalents of $15.3 million, compared to $14.9 million of cash and cash equivalents as of December 31, 2024. Our net working capital deficit was $148.5 million as of March 31, 2025, compared to a deficit of $71.6 million as of December 31, 2024.
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
RBL Credit Agreement
On June 11, 2024, BKV Corporation, as guarantor, and BKV Upstream Midstream, as borrower, entered into the RBL Credit Agreement with Citibank, N.A., as the administrative agent, and the financial institutions party thereto. The RBL Credit Agreement includes a maximum credit commitment of $1.5 billion. As of March 31, 2025, the RBL Credit Agreement had a borrowing base of $750.0 million, an elected commitment of $600.0 million, and the ability to issue up to $40.0 million in letters of credit. The loans may be borrowed, repaid, and reborrowed during the term of the RBL Credit Agreement. The RBL Credit Agreement will mature on June 12, 2028. The obligations under the RBL Credit Agreement are secured and guaranteed on a secured basis by BKV Corporation, BKV Upstream Midstream, and all of BKV Upstream Midstream’s current and future material restricted subsidiaries. Loans under the RBL Credit Agreement bear interest at one, three, or six-month term SOFR or ABR, as applicable, plus a credit spread adjustment of 0.10% for SOFR borrowings, plus an applicable margin per annum. Interest is payable on the last day of each interest period and at maturity. We are obligated to pay certain fees to the lenders and administrative agent under the RBL Credit Agreement, including commitment fees on the average daily amount of the undrawn portion of the commitments. On May 6, 2025, with the unanimous consent of our credit facility lenders, we amended the RBL Credit Agreement to, among other things, increase the borrowing base by $100.0 million and the elected commitment by $65.0 million. This amendment constituted the semiannual borrowing base redetermination. As of May 9, 2025, $230.0 million of revolving borrowings and $14.1 million of letters of credit were outstanding under the RBL Credit Agreement, leaving $420.9 million of available capacity thereunder for future borrowings and letters of credit.
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
BKV-BPP Power and BKV-BPP Cotton Cove Joint Ventures
Under the terms of the BKV-BPP Power LLC Agreement and BKV-BPP Cotton Cove LLC Agreement, we do not have the ability to unilaterally cause BKV-BPP Power or BKV-BPP Cotton Cove to make distributions. During the three months ended March 31, 2025 and 2024, no distributions were made by BKV-BPP Power or BKV-BPP Cotton Cove. In addition, we may be required to make additional capital contributions to one or both joint ventures to fund items approved in their respective annual budgets or other matters approved by their respective boards. Such additional capital contributions, which are not subject to any limit on the potential amount required, would reduce the amount of cash otherwise available to us. However, any additional capital contributions to BKV-BPP Power must be approved by a majority of BKV-BPP Power's ten member board of managers, five of whom are appointed by us and five of whom are appointed by BPPUS. Similarly, any additional capital contributions to BKV-BPP Cotton Cove must receive the unanimous approval of BKV-BPP Cotton Cove, LLC's six member board of managers, four of whom are appointed by us and two of whom are appointed by BPPUS.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that could give rise to material off-balance sheet arrangements. As of March 31, 2025, our material off-balance sheet arrangements and transactions included volume commitments of $304.7 million and letters of credit of $14.1 million against the RBL Credit Agreement. For further information regarding these arrangements, see “Note 10 - Commitments and Contingencies” to our condensed consolidated financial statements and under “—Loan Agreements and Credit Facilities — RBL Credit Agreement.”
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based upon our historical consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For more information, see Note 1 - Business and Basis of Presentation to our condensed consolidated financial statements. As of March 31, 2025, there have been no material changes to our critical accounting policies and estimates as described in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024.
Tariffs and Trading Relationships

In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits, including China. Increased tariffs by the United States have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Current uncertainties about tariffs and their effects on trading relationships may impact the demand for, and price of natural gas, NGLs, and oil, increase the costs of goods and services or the availability of raw materials that we rely on to operate our business or impact interest rates. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain and could adversely impact our financial position, results of operations, and liquidity.
Emerging Growth Company Status
We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, including as modified by the Jumpstart Our Business Startups of 2012 (the “JOBS Act”). As a result, for so long as we qualify as an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. We have elected to take advantage of certain of the reduced disclosure obligations in this Quarterly Report on Form 10-Q and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different from other public reporting companies.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our market risks since December 31, 2024, as set forth in our 2024 Annual Report on Form 10-K.
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
Our financial hedging activities are intended to support natural gas and NGL prices at targeted levels and to manage our exposure to natural gas and NGL price fluctuations. These contracts may include commodity price swaps, whereby we will receive a fixed price and pay a variable market price to the contract counterparty, producer collars that set a floor and ceiling price for the hedged production, or basis differential swaps. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. The derivative contracts outstanding as of March 31, 2025 consisted of commodity price swaps, basis differential swaps, put and call options, and producer collar agreements, subject to master netting agreements with each individual counterparty.
These derivative contracts cover portions of our projected positions through 2027. Our commodity hedge position as of March 31, 2025 is summarized in “Note 5 - Derivative Instruments” to our condensed consolidated financial statements.

We may enter into single hedge transactions with settlements up to 48 months. The aggregation of these executed hedge instruments may not exceed 60% without board of director approval of our forecasted production volumes for the current year and subsequent year, and for up to 40% and 25% of our forecasted production volumes in each of the respective subsequent years thereafter. During the three months ended March 31, 2025 and 2024, a hypothetical increase or decrease of $0.10 per Mcf in NYMEX would have resulted in a $2.7 million and $1.5 million decrease or increase in natural gas hedge revenues, respectively, and a hypothetical increase or decrease of $1.00 per Bbl of NGL purity product price would have resulted in a $1.6 million and $1.1 million decrease or increase in NGL hedge revenues, respectively.
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
All derivative instruments, other than those that meet the normal purchase and normal sale scope exception, are recorded at fair market value in accordance with GAAP and are included in our condensed consolidated balance sheets as assets or liabilities. The fair values of our derivative instruments are adjusted for non-performance risk. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment; therefore, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our condensed consolidated statements of operations. We present total gains or losses on commodity derivatives (for both settled derivatives and derivative positions which remain open) within operating revenues as derivative losses, net.
Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are only impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of March 31, 2025, the estimated fair value of our commodity derivative instruments was a net liability of $185.4 million, comprised of current and noncurrent assets and current and noncurrent liabilities. As of December 31, 2024, the estimated fair value of our commodity derivative instruments was a net liability of $67.6 million, comprised of current and noncurrent liabilities.
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
Interest Rate Risks
As of March 31, 2025, our primary exposure to interest rate risk resulted from our $200.0 million of outstanding borrowings on our RBL Credit Agreement, which has a floating interest rate. As of March 31, 2024, our primary exposure to interest rate risk resulted from our outstanding related party borrowings with BNAC, the Term Loan Credit Agreement, the Revolving Credit Agreement, and our loan agreement previously entered into in March 2022 with Standard Chartered Bank (the “SCB Credit Facility”), all of which had floating interest rates. As of March 31, 2024, we had $75.0 million of outstanding borrowings with BNAC, $456.0 million of outstanding borrowings under the Term Loan Credit Agreement, $35.0 million of outstanding borrowings under the SCB Credit Facility, and $91.0 million of outstanding borrowings under the Revolving Credit Agreement. The average annualized interest rate incurred on our outstanding borrowings during the three months ended March 31, 2025 and 2024 was approximately 7.4% and 9.4%, respectively. We estimate that a 1.0% increase in the applicable average interest rates during the three months ended March 31, 2025 and 2024 would have resulted in increases of $0.5 million and $1.7 million in interest expense, respectively.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the presence of our material weakness described below, as of March 31, 2025, our disclosure controls and procedures were not effective.
Material Weakness in Internal Control over Financial Reporting
As of March 31, 2025, a material weakness continued to exist in our internal control over financial reporting. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
This information is set forth in Part I, Item 1 in Note 10 - Commitments and Contingencies to the condensed consolidated financial statements incorporated herein.
Item 1A. Risk Factors
The Quarterly Report on Form 10-Q should be read in conjunction with the “Risk Factors” disclosed in our 2024 Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results. There have been no material changes to the risk factors previously disclosed in the 2024 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
On March 14, 2025, Mr. Christopher Kalnin, Chief Executive Officer and an officer of the Company as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted a trading arrangement for the sale of securities of the Company's common stock (a “Rule 10b5-1 Trading Plan”), as defined in Regulation S-K, Item 408. Mr. Kalnin’s Rule 10b5-1 Trading Plan, which has a plan end date of March 13, 2026, provides for the sale of up to 400,000 shares of common stock pursuant to the terms of the plan.
On March 11, 2025, Mr. John Jimenez, who was at the time Chief Financial Officer and an officer of the Company as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, terminated his Rule 10b5-1 Trading Plan, which was previously adopted on December 13, 2024 and had a plan end date of December 11, 2026. Mr. Jimenez's Rule 10b5-1 Trading Plan provided for the sale of up to 58,204 shares of common stock pursuant to the terms of the plan. Mr. Jimenez anticipates retiring from the Company by May 15, 2025.
During the three months ended March 31, 2025, no other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading agreement” (each as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation of BKV Corporation.	8-K	001-42282	3.1	9/27/24

3.2	Second Amended and Restated Bylaws of BKV Corporation.	8-K	001-42282	3.2	9/27/24

10.1†	Transition and Mutual Separation Agreement, dated as of February 3, 2025, between BKV Corporation and John T. Jimenez.	8-K	001-42282	10.1	2/3/25

10.2†	Employment Agreement, dated as of February 3, 2025, between BKV Corporation and David R. Tameron	8-K	001-42282	10.2	2/3/25

10.3†	Amended and Restated Employment Agreement, dated as of February 3, 2025, between BKV Corporation and Eric S. Jacobsen.	8-K	001-42282	10.3	2/3/25

10.4	Second Amendment to Credit Agreement, dated as of May 6, 2025 among BKV Corporation, BKV Upstream Midstream, LLC, Citibank, N.A., and the Lenders party thereto.					X

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (embedded within the inline XBRL document).					X

† Compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BKV Corporation

May 9, 2025	By:	/s/ David R. Tameron
David R. Tameron
Chief Financial Officer

BKV Corporation

May 9, 2025	By:	/s/ Barry S. Turcotte
Barry S. Turcotte
Chief Accounting Officer

