Form 10-Q
period 2025-06-30
BKV Corp
filed 2025-08-12
CIK 1838406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes ☐ No ☒
As of August 8, 2025, 84,711,220 shares of the registrant's common stock were outstanding.

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
“Banpu Power” refers to Banpu Power Public Company Limited, a public company listed on the Stock Exchange of Thailand. Banpu owns approximately 75.4% of Banpu Power as of June 30, 2025.
“Barnett” refers to the Barnett Shale in the Fort Worth Basin of Texas.
“Barnett Zero Project” refers to BKV dCarbon Barnett Zero, LLC, a Delaware limited liability company and, as of May 8, 2025, a wholly-owned subsidiary of the BKV-CIP Joint Venture.
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

“Class B Member” refers to C Squared Solutions, Inc.
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
“Eagle Ford Project” refers to BKV dCarbon Las Tiendas, LLC, a Delaware limited liability company and, as of May 8, 2025, a wholly-owned subsidiary of the BKV-CIP Joint Venture.
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
“Pad of the Future” refers to our program of converting natural gas-powered instrument pneumatics to compressed air or electric power instruments on existing pads, combined with emission and leak surveys.
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
“RBL Credit Agreement” refers to that certain reserve-based lending agreement dated as of June 11, 2024, among BKV Corporation, BKV Upstream Midstream, Citibank, N.A., as administrative agent, and the financial institutions party thereto.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact contained in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management and dividend policy, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “seek,” “envision,” “forecast,” “target,” “predict,” “may,” “should,” “would,” “could,” “will,” the negative of these terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements include, but are not limited to, statements about the consummation and timing of the Bedrock acquisition, the anticipated benefits, opportunities and results with respect to the acquisition, including any expected value creation, reserves additions, midstream opportunities and other anticipated impacts from the Bedrock acquisition, as well as other aspects of the transaction, guidance, projected or forecasted financial and operating results, future liquidity, leverage, results in certain basins, objectives, project timing, expectations and intentions, regulatory and governmental actions and other statements that are not historical facts. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.
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
•business or leasehold acquisitions and integration of acquired businesses, including the Bedrock acquisition, with our business;
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
•the Bedrock acquisition and the anticipated timing and benefits thereof;
•the impact of the One Big Beautiful Bill Act of 2025 (the “OBBBA”); and
•our plans, objectives, expectations, and intentions.
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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

BKV Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$21,426	$14,868
Accounts receivable, net	47,948	54,435
Accounts receivable, related parties	11,611	11,414
Prepaid expenses	4,435	7,638
Inventory	6,960	6,255
Commodity derivative assets, current	556	—
Asset held for sale	5,500	—
Total current assets	98,436	94,610
Natural gas properties
Developed properties	2,430,788	2,315,167
Undeveloped properties	10,739	10,757
Midstream assets	276,811	276,644
Accumulated depreciation, depletion, and amortization	(780,001)	(714,287)
Total natural gas properties, net	1,938,337	1,888,281
Other property and equipment, net	104,253	97,300
Goodwill	18,417	18,417
Investment in BKV-BPP Power	114,676	115,173
Commodity derivative assets	6,622	—
Other noncurrent assets	23,686	17,307
Total assets	$2,304,427	$2,231,088

Liabilities, mezzanine equity, and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$123,802	$121,366
Contingent consideration payable	—	20,000
Commodity derivative liabilities, current	44,011	20,277
Income taxes payable to related party	2,265	1,438
Other current liabilities	4,653	3,124
Total current liabilities	174,731	166,205
Asset retirement obligations	204,331	198,795
Commodity derivative liabilities	45,645	47,357
Deferred tax liability, net	86,565	88,688
Long-term debt, net	200,000	165,000
Other noncurrent liabilities	5,097	5,469
Total liabilities	716,369	671,514
Commitments and contingencies (Note 11)
Mezzanine equity
Noncontrolling interest	(2,073)	—
Stockholders' equity
Common stock, $0.01 par value; 500,000 authorized shares; 84,711 and 84,600 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,513	1,512
Treasury stock, shares at cost; 214 shares and 214 shares as of June 30, 2025 and December 31, 2024, respectively	(6,663)	(6,663)
Additional paid-in capital	1,452,602	1,447,671
Retained earnings	142,679	117,054
Total stockholders' equity	1,590,131	1,559,574
Total liabilities, mezzanine equity, and stockholders' equity	$2,304,427	$2,231,088

The accompanying notes are an integral part of these condensed consolidated financial statements.	11

BKV Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues and other operating income
Natural gas, NGL, and oil sales	$199,729	$125,854	$415,855	$267,541
Midstream revenues	2,739	3,378	5,510	7,506
Derivative gains (losses), net	112,208	(7,486)	(39,983)	(11,165)
Marketing revenues	1,372	2,046	7,857	6,967
Gain on sale of business	—	5,968	—	5,968
Section 45Q tax credits	2,574	3,644	5,881	5,973
Related party revenues	425	1,101	851	2,203
Other	2,997	1,693	4,893	3,119
Total revenues and other operating income	322,044	136,198	400,864	288,112
Operating expenses
Lease operating and workover	34,176	34,172	69,231	68,640
Taxes other than income	13,404	9,850	23,626	21,215
Gathering and transportation	63,026	53,714	118,819	113,105
Depreciation, depletion, amortization, and accretion	38,044	59,313	78,014	111,479
General and administrative	30,516	19,296	55,773	39,941
Other	14,480	3,034	20,706	11,276
Total operating expenses	193,646	179,379	366,169	365,656
Income (loss) from operations	128,398	(43,181)	34,695	(77,544)
Other income (expense)
Gains (losses) on contingent consideration liabilities	—	(524)	—	6,070
Earnings (losses) from equity affiliate	9,088	(15,253)	(497)	(22,960)
Loss on early extinguishment of debt	—	(13,877)	—	(13,877)
Interest expense	(5,458)	(15,163)	(10,510)	(31,246)
Interest expense, related party	—	(1,879)	—	(3,852)
Interest income	162	1,771	311	3,404
Other income	440	15	776	350
Income (loss) before income taxes	132,630	(88,091)	24,775	(139,655)
Income tax benefit (expense)	(27,895)	28,394	1,294	41,373
Net income (loss)	104,735	(59,697)	26,069	(98,282)
Less: net income (loss) attributable to noncontrolling interest	163	—	163	—
Net income (loss) attributable to BKV	$104,572	$(59,697)	$25,906	$(98,282)

Net income (loss) per common share attributable to BKV:
Basic	$1.23	$(0.90)	$0.30	$(1.48)
Diluted	$1.23	$(0.90)	$0.30	$(1.48)

Weighted average number of common shares outstanding:
Basic	84,710	66,349	84,708	66,318
Diluted	84,834	66,349	84,789	66,318

The accompanying notes are an integral part of these condensed consolidated financial statements.	12

BKV Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$26,069	$(98,282)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	78,201	111,650
Equity-based compensation expense	6,136	2,145
Deferred income tax benefit	(2,123)	(41,800)
Unrealized losses on derivatives, net	31,050	79,100
Gains on contingent consideration liabilities	—	(6,070)
Settlement of contingent consideration	(20,000)	(20,000)
Proceeds from the sale of call options	—	23,502
Payments for the purchase of put options	(16,206)	—
Gain on sale of business	—	(5,968)
Gains on sales of assets	(1,208)	(816)
Transaction costs from sale of business	—	(3,461)
Impairment of asset held for sale	2,446	—
Losses from equity affiliate	497	22,960
Loss on early extinguishment of debt	—	13,877
Other, net	2,986	1,341
Changes in operating assets and liabilities:
Accounts receivable, net	6,487	(11,756)
Accounts receivable, related party	(197)	(7,231)
Accounts payable and accrued liabilities	(17,539)	(48,891)
Other changes in operating assets and liabilities	2,184	(518)
Net cash provided by operating activities	98,783	9,782
Cash flows from investing activities:
Capital expenditures	(123,669)	(31,608)
Deposit on fixed asset purchase	(7,500)	—
Proceeds from sale of business	—	131,708
Proceeds from sales of assets	1,258	1,556
Other investing activities, net	257	(23)
Net cash provided by (used in) investing activities	(129,654)	101,633
Cash flows from financing activities:
Payments on notes payable to related party	—	(25,000)
Proceeds under RBL Credit Agreement	355,000	425,000
Payments on RBL Credit Agreement	(320,000)	(65,000)
Payment on term loan agreement	—	(456,000)
Payment of debt issuance costs	(720)	(8,054)
Proceeds from draws on credit facilities	—	44,000
Payments on credit facilities	—	(171,000)
Payments of deferred offering costs	—	(1,020)
Debt extinguishment costs	—	(10,213)
Net share settlements, equity-based compensation	(1,204)	—
Cash contributions from noncontrolling interest	4,353	—
Net cash provided by (used in) financing activities	37,429	(267,287)
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,558	(155,872)
Cash, cash equivalents, and restricted cash, beginning of period	14,868	165,069
Cash and cash equivalents, end of period	$21,426	$9,197

The accompanying notes are an integral part of these condensed consolidated financial statements.	13

BKV Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
Supplemental cash flow information:	2025	2024
Cash payments for:
Interest	$9,010	$44,414
Income tax	$197	$6
Non-cash investing and financing activities:
Increase in accrued capital expenditures	$13,105	$1,296
Additions to asset retirement obligations	$80	$21
Lease liabilities arising from obtaining right-of-use assets	$—	$494
Decrease in accrued offering costs	$—	$(341)
Adjustment of minority ownership puttable shares to redemption value	$—	$488
Adjustment of equity-based compensation to redemption value	$—	$301
Accretion of Class B Units to redemption value	$281	$—
Distributions payable to noncontrolling interest	$6,870	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.	14

BKV Corporation
Condensed Consolidated Statements of Stockholders' Equity and Mezzanine Equity
(in thousands)
(Unaudited)

	Stockholders' Equity							Mezzanine Equity
	Common Stock		Treasury		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	84,600	$1,512	214	$(6,663)	$1,447,671	$117,054	$1,559,574	$—
Net loss	—	—	—	—	—	(78,666)	(78,666)	—
Common stock issued upon vesting of RSUs, net of shares withheld for income taxes	108	1	—	—	(1,182)	—	(1,181)	—
Equity-based compensation	—	—	—	—	2,067	—	2,067	—
Balance, March 31, 2025	84,708	$1,513	214	$(6,663)	$1,448,556	$38,388	$1,481,794	$—
Net income	—	—		—	—	104,572	104,572	163
Cash contributions from noncontrolling interest	—	—	—	—	—	—	—	4,353
Accretion of Class B Units to redemption value	—	—	—	—	—	(281)	(281)	281
Distribution declared to noncontrolling interest	—	—	—	—	—	—	—	(6,870)
Common stock issued upon vesting of RSUs, net of shares withheld for income taxes	3	—		—	(23)	—	(23)	—
Equity-based compensation	—	—	—	—	4,069	—	4,069	—
Balance, June 30, 2025	84,711	$1,513	214	$(6,663)	$1,452,602	$142,679	$1,590,131	$(2,073)

The accompanying notes are an integral part of these condensed consolidated financial statements.	15

BKV Corporation
Condensed Consolidated Statements of Stockholders' Equity and Mezzanine Equity
(in thousands)
(Unaudited)

	Stockholders' Equity							Mezzanine Equity
	Common Stock		Treasury		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity	Common Stock		Equity-based Compensation	Total Mezzanine Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2023	63,873	$1,283	213	$(4,582)	$1,034,144	$259,924	$1,290,769	2,403	$59,988	$126,966	$186,954
Net loss	—	—	—	—	—	(38,585)	(38,585)	—	—	—	—
Adjustment of minority ownership puttable shares to redemption value	—	—	—	—	(1,548)	—	(1,548)	—	1,548	—	1,548
Adjustment of equity-based compensation to redemption value	—	—	—	—	(495)	—	(495)	—	—	495	495
Common stock issued upon vesting of RSUs, net of shares withheld for income taxes	—	—	—	—	—	—	—	69	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	1,073	1,073
Balance, March 31, 2024	63,873	$1,283	213	$(4,582)	$1,032,101	$221,339	$1,250,141	2,472	$61,536	$128,534	$190,070
Net loss	—	—	—	—	—	(59,697)	(59,697)	—	—	—	—
Adjustment of minority ownership puttable shares to redemption value	—	—	—	—	1,060	—	1,060	—	(1,060)	—	(1,060)
Adjustment of equity-based compensation to redemption value	—	—	—	—	194	—	194	—	—	(194)	(194)
Common stock issued upon vesting of RSUs, net of shares withheld for income taxes	—	—	—	—	—	—	—	9	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	1,072	1,072
Balance, June 30, 2024	63,873	$1,283	213	$(4,582)	$1,033,355	$161,642	$1,191,698	2,481	$60,476	$129,412	$189,888

The accompanying notes are an integral part of these condensed consolidated financial statements.	16

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
The majority shareholder of BKV Corp is BNAC. BKV Corp’s ultimate parent company is Banpu Public Company Limited, a public company listed in the Stock Exchange of Thailand. As of August 12, 2025, the date these condensed consolidated financial statements were available to be issued, BNAC owned 75.4% of BKV Corp's shares. The remaining 24.6% of shares of common stock of BKV Corp were owned by non-controlling members of management, members of the board of directors, and employee and non-employee shareholders.
Basis of Presentation of the Unaudited Condensed Consolidated Financial Statements
These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts for BKV Corp’s wholly-owned subsidiaries and partially-owned subsidiary in which BKV Corp has a controlling interest. The condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s 2024 Annual Report on Form 10-K, as certain disclosures and information required by GAAP for complete consolidated financial statements have been condensed or omitted. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which include normal and recurring adjustments, necessary to fairly state the Company’s financial position, results of operations, and cash flows for the periods presented herein. The interim results are not necessarily indicative of results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The December 31, 2024 condensed consolidated balance sheet was derived from the Company's 2024 Annual Report on Form 10-K, but does not include all disclosures required by GAAP for annual financial statements.
Together, BKV Corp, its wholly-owned subsidiaries, and its partially-owned subsidiary where BKV Corp has a controlling interest and is the primary beneficiary, are referred to collectively as “BKV” or the “Company.” All intercompany balances and transactions between these entities have been eliminated within the condensed consolidated financial statements. Current and deferred income taxes and related tax expense have been determined based on the stand-alone results of BKV by applying the separate return method to BKV’s operations as if it were a separate taxpayer.
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

Management assessed the materiality of this error and concluded it was not material to the Company's previously issued financial statements. Management has revised its previously issued consolidated financial statements to correct the errors as follows (in thousands):

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity	As Previously Reported	Adjusted	As Revised
Retained earnings
Balance, December 31, 2023	$267,368	$(7,444)	$259,924
Balance, March 31, 2024	228,783	(7,444)	221,339
Balance, June 30, 2024	169,086	(7,444)	161,642
Total stockholders' equity
Balance, December 31, 2023	1,298,213	(7,444)	1,290,769
Balance, March 31, 2024	1,257,585	(7,444)	1,250,141
Balance, June 30, 2024	1,199,142	(7,444)	1,191,698
Reclassification
Certain prior period amounts have been reclassified in order to conform to the current period presentation. These reclassifications had no impact on previously reported balance sheets, net income (loss), net cash flows, or stockholders’ equity.
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
Liquidity
As of June 30, 2025, the Company held $21.4 million of cash and cash equivalents. The Company’s working capital deficit as of June 30, 2025 was $76.3 million, and for the six months ended June 30, 2025, cash flows provided by operating activities was $98.8 million. The Company intends to make the payments related to its debt and investments in capital expenditures with cash flows from operations. During the six months ended June 30, 2025, the Company purchased put options with several counterparties and paid a premium of $16.2 million. For further discussion on derivative transactions, see Note 5 - Derivative Instruments.
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
Significant Accounting Policies
The Company's significant accounting policies are described in the notes to the consolidated financial statements for the year ended December 31, 2024, which are disclosed in the 2024 Annual Report on Form 10-K. There have been no significant changes in accounting policies during the six months ended June 30, 2025.
Common Shares Issued and Outstanding
As of June 30, 2025 and December 31, 2024, the Company had common shares issued and outstanding of 84,711,220 and 84,600,301, respectively.

Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses. This standard requires that entities (i) disclose amounts of purchases of inventory, employee compensation, and depreciation, depletion, and amortization, including those recognized as part of oil and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption, (ii) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements, (iii) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (iv) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This standard is effective January 1, 2027 with early adoption permitted. Management is currently evaluating the impact this standard will have on the Company’s disclosures.
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
Note 2 - Debt
RBL Credit Agreement
On June 11, 2024, the Company and BKV Upstream Midstream entered into the RBL Credit Agreement with BKV Upstream Midstream as the borrower and BKV Corp as the guarantor on the RBL Credit Agreement. The RBL Credit Agreement includes a maximum credit commitment of $1.5 billion. On May 6, 2025, with the unanimous consent of the credit facility lenders, the Company and BKV Upstream Midstream amended the RBL Credit Agreement to, among other things, increase the borrowing base by $100.0 million and the elected commitment by $65.0 million. This amendment constituted the semiannual borrowing base redetermination. As of June 30, 2025, the RBL Credit Agreement had a borrowing base of $850.0 million, an elected commitment of $665.0 million, and the ability to issue up to $40.0 million in letters of credit. As of June 30, 2025 and December 31, 2024, the Company's RBL Credit Agreement had an outstanding balance of $200.0 million and $165.0 million, respectively. As of August 12, 2025, $282.0 million of revolving borrowings and $14.1 million of letters of credit were outstanding under the RBL Credit Agreement, leaving $368.9 million of available capacity thereunder for future borrowings and letters of credit.
The loans may be borrowed, repaid, and reborrowed during the term of the RBL Credit Agreement. The RBL Credit Agreement matures on June 12, 2028. The obligations under the RBL Credit Agreement are secured and guaranteed on a secured basis by all of BKV Upstream Midstream’s current and future material subsidiaries. Loans under the RBL Credit Agreement bear interest at one, three, or six-month term SOFR or an ABR, as applicable, plus a credit spread adjustment of 0.10% for SOFR borrowings, plus an applicable margin per annum. Interest is payable on the last day of each interest period and at maturity. BKV Upstream Midstream is obligated to pay certain fees to the lenders and administrative agent under the RBL Credit Agreement, including commitment fees on the average daily amount of the undrawn portion of the commitments. During the three and six months ended June 30, 2025, BKV Upstream Midstream recognized $0.5 million and $1.0 million of commitment fees, respectively, which is included in interest expense on the condensed consolidated statements of operations. During the three and six months ended June 30, 2024, BKV Upstream Midstream did not recognize any commitment fees.
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
The RBL Credit Agreement includes customary equity cure rights that will enable BKV Upstream Midstream to cure certain breaches of the minimum current ratio covenant or the maximum net leverage ratio covenant. As of June 30, 2025, BKV Upstream Midstream was in compliance with such covenants in the RBL Credit Agreement.
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
Financing costs related to the RBL Credit Agreement are deferred and capitalized as debt issuance costs and are included within other assets on the condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, $6.6 million and $6.9 million, respectively, of unamortized debt issuance costs remained outstanding. As of June 30, 2025 and December 31, 2024, the effective interest rate on the RBL Credit Agreement was 7.41% and 7.50%, respectively, and the outstanding letters of credit were $14.1 million for both periods.
Subordinated Intercompany Loan Agreement
On June 18, 2024, the Company paid down $25.0 million of the $75.0 million outstanding on the related party loan with BNAC, including interest, and on September 30, 2024, the Company repaid the outstanding balance of $50.0 million, including interest, with proceeds from the IPO.
Note 3 - Natural Gas Properties & Other Property and Equipment
As of June 30, 2025 and December 31, 2024, accumulated depreciation, depletion, and amortization for developed natural gas properties was $759.5 million and $697.0 million, respectively. Depreciation, depletion, and amortization expense for developed natural gas properties was $30.7 million and $53.0 million for the three months ended June 30, 2025 and 2024, respectively, and $62.5 million and $98.1 million for the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025 and December 31, 2024, accumulated depreciation for midstream assets was $20.5 million and $17.3 million, respectively. Depreciation expense on midstream assets was $1.6 million and $1.8 million for the three months ended June 30, 2025 and 2024, respectively, and $3.2 million and $3.7 million for the six months ended June 30, 2025 and 2024, respectively.

Other property and equipment consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Carbon capture, utilization, and sequestration	$80,064	$69,743
Buildings	6,746	15,707
Furniture, fixtures, equipment, and vehicles	20,280	19,306
Computer software	6,028	5,595
Leasehold improvements	1,685	1,685
Land	3,090	3,090
Construction in process	9,347	3,575
Total	127,240	118,701
Accumulated depreciation	(22,987)	(21,401)
Other property and equipment, net	$104,253	$97,300
Depreciation expense for other property and equipment was $1.6 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively, and $3.3 million and $3.0 million for the six months ended June 30, 2025 and 2024, respectively. During the three months ended June 30, 2025 and 2024, the Company received proceeds on the sale of other properties of $0.2 million and $0.9 million, respectively, and recognized a gain on sale of these properties of $0.1 million and $0.7 million, respectively, which is included in other revenues in the condensed consolidated statements of operations. During the six months ended June 30, 2025 and 2024, the Company received proceeds on the sale of other properties of $1.3 million and $1.6 million, respectfully, and recognized a gain on sale of these properties of $1.2 million and $0.8 million, respectively, which is included in the other revenues in the condensed consolidated statements of operations.
Sales of BKV Chaffee Corners, LLC and BKV Chelsea, LLC
On June 14, 2024, the Company sold its wholly owned subsidiary, Chaffee, representing a non-operated interest in approximately 9,800 net acres and 116.0 gross (24.2 net) wells and 122 Bcfe of proved reserves in NEPA, as well as the Company's interest in the Repsol Oil and Gas operated midstream system, for $106.7 million. For the three and six months ended June 30, 2024, the Company recognized a gain on the sale of Chaffee of $6.0 million, net of transaction costs of $3.5 million, which is included in the gain on sale of business in the condensed consolidated statements of operations. The Company recognized additional proceeds of $1.1 million upon final settlement on December 6, 2024.
On June 28, 2024, Chelsea sold certain of its non-operated upstream assets, including interest in approximately 6,800 net acres and 214.0 gross (15.4 net) wells and 35 Bcfe of proved reserves in NEPA, for a purchase price of $25.0 million, subject to adjustment, and transaction costs of approximately $0.5 million. The purchase price was reduced by $0.2 million upon final settlement on November 18, 2024. Due to the immateriality of the upstream assets sold, the Company utilized the practical expedient to account for the sale of Chelsea's non-operated upstream assets sold as a normal retirement with no gain or loss recognized as sale of these assets did not significantly impact the depletion rate with respect to the total reserves retained in NEPA.
As of June 30, 2025, the Company held approximately 19,097 net acres in NEPA, 97% of which was held by production.
Asset Held for Sale
The Company classifies assets as “held for sale” when, among other factors, management approves and commits to sell the assets with the intent to complete the sale within one year. The net assets held for sale are then recorded at the lower of the current value and the fair market value, less costs to sell, if any.
As of June 30, 2025, the Company approved the plan to sell its field office in Bridgeport, Texas. The Company has classified this asset as held for sale, which is presented separately on the condensed consolidated balance sheets. The Company recognized an impairment on the field office of $2.4 million using an estimated selling price of $5.5 million. The impairment is netted within other revenues on the condensed consolidated statements of operations. On July 21, 2025, the Company sold the Bridgeport field office for $5.5 million, and recognized fees associated with this sale of $0.4 million.
See below for the major class of assets held for the sale for the Bridgeport field office:

(in thousands)	June 30, 2025
Buildings	$6,515
Accumulated depreciation	(1,015)
Total asset held for sale	$5,500
Note 4 - Fair Value Measurements
As the Company uses the market approach to determine the fair value of its derivative instruments, these fair values are also compared to the values given by counterparties for reasonableness. Since natural gas and NGL swaps do not include optionality and therefore generally have no unobservable inputs, they are classified as Level 2. The Company factors its own non-performance risk into the valuation of derivatives using current published credit default swap rates. As of June 30, 2025 and December 31, 2024, the impact of the non-performance risk adjustment to the Company's fair value of commodity derivative liabilities was $5.7 million and $6.6 million, respectively.
The following tables set forth by level within the fair value hierarchy, the financial assets and liabilities that were accounted for at fair value on a recurring basis:

	June 30, 2025
	Fair Value Measurements Using:
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Derivative instruments	$7,178	$—	$7,178
Financial liabilities
Derivative instruments	89,656	—	89,656

	December 31, 2024
	Fair Value Measurements Using:
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial liabilities
Derivative instruments	$67,634	$—	$67,634
The contingent consideration was generated from the Devon Barnett Acquisition. As of December 31, 2024, the contingent consideration was included in current liabilities in the condensed consolidated balance sheets as a payable as the final payout of $20.0 million was made on January 8, 2025. The Devon Barnett Acquisition and the Exxon Barnett Acquisition contingencies are described further in Note 11 - Commitments and Contingencies. The Devon Barnett Acquisition was accounted for as an asset acquisition with the contingent consideration meeting the criteria of a derivative in accordance with ASC 815 - Derivatives and Hedging. See Note 5 - Derivative Instruments for further discussion.
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
Equity-based compensation from the 2021 Plan was recorded at fair market value on the grant date. The underlying market condition was valued using the application of Monte Carlo simulations using both observable (Level 2) and unobservable (Level 3) inputs. Prior to the Company's IPO, the remaining components of the awards were valued based on the fair market value of the common stock of the Company, determined using the same valuation methodologies applied to the minority ownership puttable shares. Equity-based compensation is further described in Note 8 - Stockholders' Equity.
The table below sets forth the changes in the Company's Level 3 fair value measurements for the six months ended June 30, 2024:

(in thousands)	Contingent Consideration	Minority Ownership	Equity-Based Compensation	Total
Balance, December 31, 2023	$29,676	$59,988	$126,966	$216,630
Grant date fair value of equity-based compensation, pre-IPO	—	—	1,073	1,073
Change in fair market value	(6,594)	1,548	495	(4,551)
Balance, March 31, 2024	23,082	61,536	128,534	213,152
Grant date fair value of equity-based compensation, pre-IPO	—	—	1,072	1,072
Change in fair market value	524	(1,060)	(194)	(730)
Balance, June 30, 2024	$23,606	$60,476	$129,412	$213,494

Note 5 - Derivative Instruments
The Company may utilize derivative contracts in connection with its natural gas and NGL operations to provide an economic hedge of the Company’s exposure to commodity price risk associated with anticipated future natural gas and NGL production. The Company also determined that the contingent consideration generated from the Devon Barnett Acquisition met the definition of a derivative in accordance with ASC 815 - Derivatives and Hedging, and the fair value of the contingent consideration was $20.0 million as of December 31, 2024, and is included in contingent consideration payable in the condensed consolidated balance sheets. The change in the fair value of this contingent consideration was a loss of $0.7 million and a gain of $3.9 million for the three and six months ended June 30, 2024, respectively, and is included in gains (losses) on contingent consideration liabilities on the condensed consolidated statements of operations. See Note 11 - Commitments and Contingencies for further discussion.
The derivative contracts outstanding as of June 30, 2025 consisted of commodity swaps, basis swaps, put and call options, and producer collar agreements, subject to master netting agreements with each individual counterparty. The following table presents gross commodity derivative balances prior to applying netting adjustments recorded in the condensed consolidated balance sheets:

		June 30, 2025
(in thousands)	Balance Sheet Location	Gross Amounts of Assets and Liabilities	Offset Adjustments	Net Amounts of Assets and Liabilities
Current derivative assets	Commodity derivative assets, current	$10,182	$(9,626)	$556
Noncurrent derivative assets	Commodity derivative assets	14,843	(8,221)	6,622
Current derivative liabilities	Commodity derivative liabilities, current	53,637	(9,626)	44,011
Noncurrent derivative liabilities	Commodity derivative liabilities	53,866	(8,221)	45,645

		December 31, 2024
(in thousands)	Balance Sheet Location	Gross Amounts of Assets and Liabilities	Offset Adjustments	Net Amounts of Assets and Liabilities
Current derivative assets	Commodity derivative assets, current	$5,187	$(5,187)	$—
Noncurrent derivative assets	Commodity derivative assets	872	(872)	—
Current derivative liabilities	Commodity derivative liabilities, current	25,464	(5,187)	20,277
Noncurrent derivative liabilities	Commodity derivative liabilities	48,229	(872)	47,357

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
Derivative Contracts
The following tables set forth the derivative gains (losses), net on the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Gain (loss) on settled derivatives, net	$9,273	$31,471	$(8,933)	$67,935
Gain (loss) on unsettled derivatives, net	102,935	(38,957)	(31,050)	(79,100)
Derivative gains (losses), net	$112,208	$(7,486)	$(39,983)	$(11,165)
Settled derivative gains, net for the six months ended June 30, 2024 includes gains of $13.3 million related to the termination of certain natural gas commodity derivative swap contracts prior to their contractual settlement dates. $8.4 million of such gains is attributable to early-terminated natural gas commodity derivative swap contracts covering production during the six months ended June 30, 2024. There were no early-terminated natural gas commodity swap contracts during the three months ended June 30, 2024 or during the three and six months ended June 30, 2025.
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
During the first quarter in 2025, the Company entered into agreements to buy put options and subsequently paid a net premium of $16.2 million for contracts that settle in 2026 and 2027. The put options have an established floor of $3.00 per MMBtu. If at the time of settlement the contracted settlement price falls below the floor, the counterparties pay the Company an amount equal to the difference between the contracted settlement price and the floor multiplied by the contract volumes. The premium paid was recorded as an asset and is subsequently adjusted to the current fair value of the option written.
Volume of Derivative Activities
As of June 30, 2025, the Company’s derivative activities based on volume and contract prices, categorized by primary underlying risk and related commodity, by year, were as follows:

The following table represents natural gas commodity derivatives indexed to NYMEX Henry Hub pricing:

Instrument	MMBtu	Weighted Average Price (USD)	Weighted Average Price Floor	Weighted Average Price Ceiling	Fair Value as of June 30, 2025 (in thousands)
2025
Swap	48,960,000	$3.41			$(19,183)
Collars	6,120,000		$3.71	$4.11	$294
2026
Swap	71,575,000	$3.71			$(36,849)
Collars	28,300,000		$3.70	$4.22	$(7,319)
Call options	36,500,000			$5.00	$(15,598)
Put options	36,500,000		$3.00		$5,815
2027
Swap	36,500,000	$3.96			$(306)
Collars	36,500,000		$3.57	$3.98	$(6,025)
Call options	36,500,000			$5.00	$(15,686)
Put options	36,500,000		$3.00		$10,135
The following table represents natural gas basis derivatives based on the applicable basis reference price listed below:

Instrument	Basis Reference Price	MMBtu	Weighted Average Basis Differential	Fair Value as of June 30, 2025 (in thousands)
2025
Swap	Transco Leidy Basis	6,440,000	$(0.86)	$1,892
Swap	HSC Basis	14,720,000	$(0.45)	$(330)
Swap	Transco St 85 (Z4) Basis	11,960,000	$0.45	$(72)
The following table represents natural gas liquids commodity derivatives for contracts, by contract type, expiring through December 31, 2027 based on the applicable index listed below:

Instrument	Commodity Reference Price	Gallons	Weighted Average Price (USD)	Fair Value as of June 30, 2025 (in thousands)
2025
Swap	OPIS Purity Ethane Mont Belvieu	54,096,000	$0.25	$651
Swap	OPIS IsoButane Mont Belvieu Non-TET	3,864,000	$0.87	$(224)
Swap	OPIS Normal Butane Mont Belvieu Non-TET	4,830,000	$0.83	$(185)
Swap	OPIS Propane Mont Belvieu Non-TET	21,252,000	$0.73	$(239)
Swap	OPIS Natural Gasoline Mont Belvieu Non-TET	7,728,000	$1.41	$1,113
2026
Swap	OPIS Purity Ethane Mont Belvieu	94,762,500	$0.25	$(2,141)
Swap	OPIS IsoButane Mont Belvieu Non-TET	6,221,250	$0.86	$(44)
Swap	OPIS Normal Butane Mont Belvieu Non-TET	10,053,750	$0.82	$17
Swap	OPIS Propane Mont Belvieu Non-TET	37,327,500	$0.70	$(564)
Swap	OPIS Natural Gasoline Mont Belvieu Non-TET	16,275,000	$1.40	$2,455
2027
Swap	OPIS Purity Ethane Mont Belvieu	45,990,000	$0.28	$(85)

Note 6 - Revenue from Contracts with Customers
All of the Company's revenues from contracts with customers are generated in the states of Pennsylvania and Texas. Revenues consist of the following:

	Three Months Ended June 30, 2025
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$15,035	$140,527	$155,562
NGLs	—	41,630	41,630
Oil	—	2,537	2,537
Total natural gas, NGL, and oil sales	15,035	184,694	199,729

Marketing revenues	—	1,372	1,372
Midstream revenues	—	2,739	2,739
Related party and other(1)	—	3,304	3,304
Total	$15,035	$192,109	$207,144

	Three Months Ended June 30, 2024
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$5,453	$77,387	$82,840
NGLs	—	41,216	41,216
Oil	—	1,798	1,798
Total natural gas, NGL, and oil sales	5,453	120,401	125,854

Marketing revenues	—	2,046	2,046
Midstream revenues	771	2,607	3,378
Related party and other(1)	—	2,678	2,678
Total	$6,224	$127,732	$133,956

	Six Months Ended June 30, 2025
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$39,607	$283,938	$323,545
NGLs	—	86,313	86,313
Oil	—	5,997	5,997
Total natural gas, NGL, and oil sales	39,607	376,248	415,855

Marketing revenues	—	7,857	7,857
Midstream revenues	—	5,510	5,510
Related party and other(1)	—	6,982	6,982
Total	$39,607	$396,597	$436,204

	Six Months Ended June 30, 2024
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$17,945	$161,230	$179,175
NGLs	—	84,632	84,632
Oil	—	3,734	3,734
Total natural gas, NGL, and oil sales	17,945	249,596	267,541

Marketing revenues	—	6,967	6,967
Midstream revenues	2,014	5,492	7,506
Related party and other(1)	—	4,506	4,506
Total	$19,959	$266,561	$286,520
____________________________________________________
(1)Excludes gains (losses) on sales of assets included in other revenue on the condensed consolidated statements of operations.
Accounts Receivable and Revenue from Contracts with Customers
Substantially all of the Company’s accounts receivable result from the sale of natural gas and joint interest billings. The Company sells natural gas, NGLs, and oil to fewer than five customers and bills working interest owners for costs related to development of the Company’s natural gas properties. As of June 30, 2025 and December 31, 2024, the Company’s receivables from contracts with customers were $29.6 million and $45.8 million, respectively. Also, as of June 30, 2025 and December 31, 2024, one purchaser accounted for more than 10% of accounts receivables, and for the three months ended June 30, 2025 and 2024, that purchaser’s revenues were $152.1 million and $71.8 million, respectively, and for the six months ended June 30, 2025 and 2024, the same purchaser’s revenues were $319.5 million and $168.2 million, respectively. Another purchaser’s revenues, that also accounted for more than 10% of the Company’s revenues during the three months ended June 30, 2025 and 2024 amounted to $38.4 million and $34.4 million, respectively, and during the six months ended June 30, 2025 and 2024, amounted to $79.1 million and $72.2 million, respectively. The Company does not believe that the loss of these customers would have a material adverse effect on the condensed consolidated financial statements because alternative customers are readily available.
Note 7 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities included in current liabilities consist of the following:

(in thousands)	June 30, 2025	December 31, 2024
Accounts payable	$76,005	$53,238
Revenues payable	16,241	17,921
Accrued payroll	13,866	23,435
Oil and gas production and other taxes payable	13,482	21,263
Other accrued liabilities	4,208	5,509
Total	$123,802	$121,366
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
Any shares of common stock awarded under the 2024 Plan that have been canceled, forfeited, expired, settled for cash shares, or is unearned (in whole or part) will be added back to the aggregate number of shares of common stock available under the 2024 Plan, with the exception of the following: (i) shares of common stock withheld by the Company in payment of the exercise price of a stock option; (ii) shares of common stock tendered or otherwise used in payment of the exercise price of a stock option; (iii) shares of common stock withheld by the Company or tendered or otherwise used to satisfy a tax withholding obligation; (iv) shares of common stock subject to share-settled appreciation rights that are not actually issued in connection with the settlement of such appreciation right; and (v) shares of common stock reacquired by the Company on the open market or otherwise using cash proceeds from the exercise of stock options. As of June 30, 2025, 2,773,009 shares were available for future grants under the 2024 Plan.
Performance-Based Restricted Stock Units
On September 27, 2024, the Company granted 704,649 performance-based restricted stock units (“PRSUs”) under the 2024 Plan that cliff vest on December 31, 2026 and are subject to a performance period beginning January 1, 2024 and ending on December 31, 2026. During the three and six months ended June 30, 2025, the Company granted 46,263 and 617,734, respectively, PRSUs, which cliff vest on December 31, 2027 and are subject to a performance period beginning January 1, 2025 and ending on December 31, 2027 (collectively with the grants issued in 2024, the “PRSU Performance Period”). The table below summarizes the PRSU activity for the six months ended June 30, 2025:

(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Unvested PRSUs as of January 1, 2025	703	$12.23
Granted	618	$19.00
Vested	(32)	$6.75
Forfeited	(71)	$7.31
Unvested PRSUs as of June 30, 2025	1,218	$15.61
These PRSUs are eligible to be earned based on three performance conditions: (i) annualized Total Shareholder Return (“aTSR”) of the Company's common stock during the PRSU Performance Period, weighted at 30%, (ii) relative Total Shareholder Return (“rTSR”) of the common stock of the Company's benchmark group during the PRSU Performance Period, weighted at 30%, and (iii) Return on Capital Employed (“ROCE”) based on the average annual performance over the PRSU Performance Period, weighted at 40%.
The aTSR and rTSR components of the awards are market-based conditions valued using the Monte-Carlo Simulation pricing model, which calculates multiple potential outcomes and establishes grant date fair value based on the most likely outcome. For purposes of the grant date fair value during the six months ended June 30, 2025, the aTSR and rTSR components assumed a risk free rate of 4.0%, a dividend yield of an immaterial amount, and volatility of 40% that used a combination of daily historical and implied volatility over a look back period commensurate with the remaining term of the assets. The weighted average grant date fair value of the aTSR and rTSR components of PRSU awards granted during the three months ended June 30, 2025 was $19.10 and $31.46, respectively, and for the six months ended June 30, 2025 they were $14.03 and $23.12, respectively.
ROCE is considered to be a non-market performance condition. Thus, the likelihood of achievement must be reassessed at every reporting period, and compensation expense is adjusted accordingly. As of June 30, 2025, management estimates ROCE performance for the post IPO grants to be higher than the target performance by approximately 22.3%, and for the grants that were issued during the six months ended June 30, 2025 to be higher than the target performance level by approximately 82.5%. The grant date fair value of the PRSUs presented in the activity for the three and six months ended June 30, 2025 takes into account the grant date fair value for ROCE, due to the non-market performance conditions being probable of achievement as of the respective modification date or grant date which establishes a grant date fair value. The weighted average grant date fair value of the ROCE component of PRSU awards granted during the three and six months ended June 30, 2025 was $22.63 and $19.64, respectively.
As of June 30, 2025, there was $19.4 million of unrecognized compensation expense related to the PRSU awards, which will be amortized over a weighted average period of 2.0 years.
Equity-based compensation related to PRSUs was $2.9 million and $4.1 million for the three and six months ended June 30, 2025, respectively, which is included in general administrative expenses in the condensed consolidated statements of operations.
Time-Based Restricted Stock Units
During the three and six months ended June 30, 2025, the Company granted 53,886 and 434,773, respectively, time-based restricted stock units (“TRSUs”) under the 2024 Plan. Under the applicable provisions of the 2024 Plan, the TRSU incentive award vests annually over three anniversary dates in equal portions with the first tranche vesting on January 1, 2025, subject to continued employment with the Company and board of director approval. The table below summarizes the TRSU activity for the six months ended June 30, 2025:

(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Unvested TRSUs as of January 1, 2025	469	$18.05
Granted	435	$19.89
Vested	(156)	$18.05
Forfeited	(49)	$18.24
Unvested TRSUs as of June 30, 2025	699	$19.18
As of June 30, 2025, there was $11.4 million of unrecognized compensation expense related to the 2024 TRSU awards, which will be amortized over a weighted average period of 2.2 years.
Equity-based compensation related to the TRSUs was $1.2 million and $2.1 million for the three and six months ended June 30, 2025, respectively, which is included in general administrative expenses in the condensed consolidated statements of operations.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (the “ESPP”) became effective immediately prior to the consummation of the IPO. A total of 500,000 shares of the Company's common stock are available for awards under the ESPP and only permits eligible employees to purchase shares of the Company's common stock through payroll deductions, which cannot exceed 10% of the employee's eligible compensation. The ESPP will be implemented through a series of offerings of up to a period of 27 months, which will consist of one offering period. During the offering period, payroll contributions will accumulate without interest and, on the last trading day of the offering period, accumulated payroll deductions will be used to purchase shares of the Company's common stock. For the three and six months ended June 30, 2025, the Company did not recognize any equity-based compensation expense related to the ESPP.
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
The following table summarizes the PRSU activity under the 2021 Plan for the six months ended June 30, 2024:

(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Unvested PRSUs as of December 31, 2023	3,967	$19.02
Vested	(3,963)	$19.02
Forfeited	(4)	$19.02
Unvested PRSUs as of June 30, 2024	—	$—
Time-Based Restricted Stock Units
The following table summarizes the TRSU activity under the 2021 Plan for the six months ended June 30, 2024:

(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Unvested TRSUs as of December 31, 2023	727	$22.37
Vested (1)	(277)	$22.12
Forfeited	(20)	$22.12
Unvested TRSUs as of June 30, 2024	430	$22.37
__________________________________________________
(1) For the six months ended June 30, 2024, the total fair value of the shares vested was $28.48.
For the three and six months ended June 30, 2024, equity-based compensation expense related to the TRSUs under the 2021 Plan was $1.0 million and $2.1 million, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. Upon consummation of the IPO, the remaining TRSUs from the 2021 Plan vested.
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
On May 30, 2025, the Company entered into a credit facility agreement with BKV-BPP Power to allow BKV-BPP Power to borrow up to $10.0 million from the Company (“BKV-BPP Power Credit Facility”). Interest on the outstanding principal is at six-month SOFR plus an interest rate margin of 5.35%, and payable on a semi-annual basis and upon expiration of the term of the facility. The term of the BKV-BPP Power Credit Facility is from June 1, 2025 until the earlier of May 31, 2027 or until BKV-BPP Power secures a working capital facility from other financial sources. As of June 30, 2025, there were no outstanding borrowings on the BKV-BPP Power Credit Facility.
The Company has an Administrative Service Agreement (“ASA”) with BKV-BPP Power, in which the Company provides certain services as required by the ASA, on an annual basis with options to extend. During the three months ended June 30, 2025 and 2024, the Company recognized revenues of $0.4 million and $1.1 million, respectively, and for the six months ended June 30, 2025 and 2024, recognized revenues of $0.9 million and $2.2 million, respectively, related to the services provided under the ASA, which is included in related party revenues on the condensed consolidated statements of operations.
During the three months ended June 30, 2025 and 2024, the Company recognized, based on its 50% ownership interest in BKV-BPP Power, earnings of $9.1 million and losses of $15.3 million, respectively, and during the six months ended June 30, 2025 and 2024, the Company recognized losses of $0.5 million and $23.0 million, respectively. For the three months ended June 30, 2025 and 2024, BKV-BPP Power's total revenues, net, included unrealized derivative gains of $11.5 million and unrealized derivative losses of $25.3 million, respectively, and operating expenses included unrealized derivative losses of $3.3 million and

$3.7 million, respectively. For the six months ended June 30, 2025 and 2024, BKV-BPP Power's total revenues, net, included unrealized derivative losses of $4.5 million and $31.1 million, respectively, and operating expenses included unrealized derivative losses of $0.3 million and $5.7 million, respectively.
The table below sets forth the summarized financial information of BKV-BPP Power:

Income Statement	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands)	(unaudited)		(unaudited)
Total revenues, net	$136,742	$86,801	$234,414	$171,771
Depreciation and amortization	9,536	9,067	19,163	18,952
Operating expenses	94,561	90,315	188,695	163,632
Income (loss) from operations	32,645	(12,581)	26,556	(10,813)
Interest expense	(15,949)	(18,768)	(32,022)	(36,949)
Other income	1,480	843	4,472	1,842
Net income (loss)	$18,176	$(30,506)	$(994)	$(45,920)
Note 10 - Investment in the BKV-CIP Joint Venture
On May 8, 2025, BKV dCarbon Ventures, together with C Squared Solutions, Inc. (the “Class B Member”), a subsidiary of the Energy Transition Fund managed by Copenhagen Infrastructure Partners (CIP), and for the limited purposes specified therein, BKV Corporation, entered into the BKV-CIP JV Agreement forming BKV dCarbon Project, LLC (the “BKV-CIP Joint Venture”) for the purpose of developing CCUS projects. On May 8, 2025, BKV dCarbon Ventures contributed to the BKV-CIP Joint Venture $40.3 million of CCUS assets that included the BKV dCarbon Barnett Zero, LLC and BKV dCarbon Las Tiendas, LLC and related assets (including the Barnett Zero and Eagle Ford CCUS projects) at book value, $4.1 million of Section 45Q accrued receivables, and committed to future contributions of certain CCUS projects, related assets, and/or cash in exchange for an interest in the BKV-CIP Joint Venture and 4,796,421 Class A Units at $10.00 per share. The Class B Member committed up to an initial $500.0 million in cash for use by the BKV-CIP Joint Venture in construction and operating new CCUS projects across the United States in exchange for no more than a 49% interest in the BKV-CIP Joint Venture and 49% of the Section 45Q tax credits generated in 2024 through the date of the BKV-CIP JV Agreement. As of June 30, 2025, the Class B Member contributed $4.4 million and was obligated to contribute an additional $5.2 million, which was contributed on July 31, 2025. In exchange for the Class B Member's contribution to the BKV-CIP Joint Venture as of June 30, 2025 and following the additional contribution on July 31, 2025, the Class B Member has received a total of 435,250 and 518,523, respectively, of the BKV-CIP Joint Venture's Class B Units at $10.00 per share. The subscription receivable as of June 30, 2025 of $5.2 million is netted within noncontrolling interest and mezzanine equity on the condensed consolidated balance sheets.
Net income (loss) is allocated to each member pursuant to the BKV-CIP JV Agreement's liquidation provisions. For the three and six months ended June 30, 2025, BKV dCarbon Ventures and the Class B Member's allocation in BKV-CIP Joint Venture's net income (loss) was 58% and 42%, respectively.
Variable Interest Entity
The Company considers the BKV-CIP Joint Venture a variable interest entity (“VIE”) in accordance with ASC 810, Consolidation as the Company is deemed to be the primary beneficiary of the BKV-CIP Joint Venture. Generally, a VIE is an entity with at least one of the following conditions: (i) the total equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support, or (ii) the holders of the equity investment at risk, as a group, lack the characteristics of having a controlling financial interest. The primary beneficiary of a VIE is an entity that has a variable interest or a combination of variable interests that provide such entity with a controlling financial interest in the VIE. An entity is deemed to have a controlling financial interest in a VIE if it has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The BKV-CIP Joint Venture is exposed to similar operational risks as the Company, and is therefore monitored and evaluated on a similar basis by management. The carrying amounts and classification of the consolidated VIE assets and liabilities included in the consolidated balance sheets are as follows:

(in thousands)	June 30, 2025
Assets
Current assets
Cash and cash equivalents	$4,353
Accounts receivable, net	5,881
Total current assets	10,234
Other property and equipment, net	43,686
Total assets	$53,920

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$4,609
Total liabilities	$4,609
The amounts shown in the above table exclude intercompany balances.
Noncontrolling Interest
Pursuant to the BKV-CIP JV Agreement the Class B Units are not mandatorily redeemable or currently redeemable, but become exercisable with the passage of time, which is on the second anniversary of the BKV-CIP JV Agreement, or May 8, 2027. The Company determined that there is an embedded put option in the Class B Units, which does not meet the derivative accounting criteria, and is not within control of the Company. Therefore, the shares of the BKV-CIP Joint Venture's Class B Units have been classified as noncontrolling interest within mezzanine equity on the Company's condensed consolidated balance sheets. The redemption value of the Class B Units is based on a multiple investment on capital equal to 1.65, which may be redeemed on the second anniversary date. The contributions from the Class B Member are accreted to the redemption value over a 2-year period (using the effective interest method) with the accretion accounted for as a dividend paid to the Class B Member.
As of June 30, 2025, distributions payable to noncontrolling interest was $6.9 million, which represents 49% of the Section 45Q tax credits generated by BKV dCarbon Ventures in 2024. The distributions payable is included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.
Note 11 - Commitments and Contingencies
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
As a part of the consideration paid for the Devon Barnett Acquisition, additional cash consideration would be required to be paid by the Company if certain thresholds were met for average Henry Hub natural gas and WTI crude oil prices for each of the calendar years during the period beginning January 2021 through December 31, 2024 (the “Devon Barnett Earnout”). Average Henry Hub payouts and threshold were as follows: $2.75/MMBtu $20.0 million, $3.00/MMBtu $25.0 million, $3.25/MMBtu $35.0 million, and $3.50/MMBtu $45.0 million; average WTI payouts and thresholds are as follows for these periods: $50.00/Bbl $10.0 million, $55.00/Bbl $12.5 million, $60.00/Bbl $15.0 million, and $65.00/Bbl $20.0 million. Payments were due in the month following the end of the respective measurement period for which the hurdle rates were set. As of December 31, 2024, the final portion of the arrangement was considered to be settled resulting in a settlement of $20.0 million, which is reflected as contingent consideration payable within current liabilities on the condensed consolidated balance sheets, and was paid on January 8, 2025. As described in Note 4 - Fair Value Measurements and Note 5 - Derivative Instruments, the contingent consideration was accounted for as a derivative instrument. Management uses NYMEX forward pricing estimates for both Henry Hub and WTI hurdle rates and Monte Carlo simulations to determine the fair value of the contingent consideration. For the three and six months ended June 30, 2024, the changes in the fair value of the contingent consideration were a loss of $0.7 million and a gain of $3.9 million, respectively. These changes in the fair value during this period impacted the associated liability on the condensed consolidated balance sheets and the changes were recognized in the gains (losses) on contingent consideration liabilities on the condensed consolidated statements of operations.
In conjunction with the Exxon Barnett Acquisition, additional cash consideration would have been required to be paid by the Company if certain thresholds for future Henry Hub natural gas prices were met for the year ended December 31, 2024. Based on the thresholds for this period, no payout was required. As of December 31, 2024, the fair value of the contingent consideration was zero. The changes in the fair value of the contingent consideration for the three and six months ended June 30, 2024 were gains of $0.2 million and $2.2 million, respectively. These changes in the fair value during this period reduced the associated liability on the condensed consolidated balance sheets and recognition of the gains were recognized in the gains (losses) on contingent consideration liabilities on the condensed consolidated statements of operations. Refer to Note 4 - Fair Value Measurements for the valuation methodology and associated inputs.
The Company has volume commitments in the form of gathering, processing, and transportation agreements with various third parties that require delivery of 998,646,828 dekatherms of natural gas. The significant majority of the agreements terminate by 2029, with one agreement extending through 2036. As of June 30, 2025, the aggregate undiscounted future payments required under these contracts total $287.6 million.
A summary of the Company's commitments, excluding contingent consideration, as of June 30, 2025, is provided in the following table:

(in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
RBL Credit Agreement	$—	$—	$—	$200,000	$—	$—	$200,000
Interest payable	1,007	—	—	—	—	—	1,007
Operating lease payments	629	1,047	908	924	947	3,662	8,117
Volume commitments	34,659	67,615	58,959	53,144	34,257	38,929	287,563
Total	$36,295	$68,662	$59,867	$254,068	$35,204	$42,591	$496,687
Note 12 - Income Taxes
The effective tax expense (benefit) rates for the three months ended June 30, 2025 and 2024 were 21.0% and (32.2)%, respectively, and for the six months ended June 30, 2025 and 2024 were (5.2)% and (29.6)%, respectively. For the three and six months ended June 30, 2025 and 2024, the difference in the effective tax rate from the U.S. statutory federal income tax rate of 21.0% was primarily due to the Company benefiting from certain tax credits under the Section 45Q tax credits from the injection of CO2 waste in the Barnett Zero CCUS project well, from Section 45I tax credits from marginal well production, and deferred tax balance remeasurement for Pennsylvania, partially offset by the expense related to executive compensation limitation. The difference in the effective tax rate from the U.S. statutory federal income tax rate for the three and six months ended June 30, 2024 also included state apportionment changes.
Note 13 - Earnings Per Share
Basic net income (loss) attributable to BKV per common share for each period is calculated by dividing net income (loss) attributable to BKV by the basic weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to BKV by the diluted weighted average number of common shares outstanding for the respective period. Any remeasurement of the accretion to redemption value of the Class B Units subject to possible redemption was considered to be dividends paid to the noncontrolling interest. Diluted weighted average number of common shares outstanding and the dilutive effect of potential common shares is calculated using the treasury method. The Company includes potential shares of common stock for PRSUs and TRSUs in the calculation of diluted weighted average shares outstanding based on the number of common shares that would be issuable if the end of the reporting period was also the end of the performance period. During periods in which the Company incurred a net loss, diluted weighted average common shares outstanding were equal to basic weighted average of common shares outstanding because the effects of all potential common shares was anti-dilutive.
The calculation of basic and diluted net income (loss) per common share attributable to BKV for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net income (loss) attributable to BKV	$104,572	$(59,697)	$25,906	$(98,282)
Accretion of Class B Units to redemption value	(281)	—	(281)	—
Net income (loss) including accretion of Class B Units to redemption value	$104,291	$(59,697)	$25,625	$(98,282)

Basic weighted average common shares outstanding	84,710	66,349	84,708	66,318
Add: dilutive effect of TRSUs	124	—	81	—
Add: dilutive effect of PRSUs	—	—	—	—
Diluted weighted average of common shares outstanding	84,834	66,349	84,789	66,318
Weighted average number of outstanding securities excluded from the calculation of diluted loss per share
TRSUs	—	302	—	292
PRSUs	—	3,890	—	3,895

Net income (loss) per common share attributable to BKV:
Basic	$1.23	$(0.90)	$0.30	$(1.48)
Diluted	$1.23	$(0.90)	$0.30	$(1.48)

Note 14 - Subsequent Events
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA provides for permanent extension of various provisions of the 2017 Tax Cuts and Jobs Act including 100% bonus depreciation, the ability to immediately expense domestic research costs, modification of the taxable income base used for the limitation of interest expense, and a phase out of certain clean energy credits. We are currently assessing the impact of the OBBBA on our financial statements.
As of June 30, 2025, the Company was actively implementing a new enterprise resource planning ("ERP") system and had capitalized $6.9 million in software costs. As of June 30, 2025, there were no known strategic concerns, delays, or indications of pausing. On July 31, 2025, the Company made the decision to pause the implementation of this ERP system, and as of August 12, 2025, is in the process of evaluating ERP systems that better align with the company-needs. This evaluation may require the Company to write off the majority of the capitalized software costs, along with other related costs.
On August 7, 2025, BKV Upstream Midstream, and solely for the limited purposes set forth therein, the Company, entered into a purchase and sale agreement to acquire approximately 1,000 operated wells and 200 non-operated wells in the Barnett for aggregate consideration of $370.0 million, subject to adjustment. The purchase price for the Bedrock acquisition is expected to consist of cash consideration of approximately $260.0 million and a number of BKV's common stock valued at up to $110.0 million, subject to a 60-day lock-up provision. This acquisition is expected to close late in the third quarter or early in the fourth quarter of 2025, subject to customary closing conditions.

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
In this section, references to “BKV,” the “Company,” “we,” “us,” and “our” refer to BKV Corporation and its subsidiaries, unless otherwise indicated or the context otherwise requires. For more information on our organizational structure, see Note 1 - Business and Basis of Presentation to our condensed consolidated financial statements included in Item 1 of Part I of this report.
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
Recent Developments
•Partnership in the BKV-CIP Joint Venture. As previously announced, on May 8, 2025, BKV dCarbon Ventures, together with C Squared Solutions, Inc. (the “Class B Member”), a subsidiary of the Energy Transition Fund managed by Copenhagen Infrastructure Partners (CIP), and, for the limited purposes specified therein, BKV Corporation, entered into the BKV-CIP JV Agreement forming BKV dCarbon Project, LLC (the “BKV-CIP Joint Venture”) for the purpose of developing CCUS projects. Also on May 8, 2025 and contemporaneously with their entry into the BKV-CIP JV Agreement, the parties thereto also entered into certain ancillary agreements related to the joint venture. BKV dCarbon Ventures has contributed to the BKV-CIP Joint Venture its ownership of the Barnett Zero Project and Eagle Ford Project and related assets (including the CCUS projects held by such entities) and has committed to future contributions of certain CCUS projects, related assets, and/or cash, in exchange for an interest in the BKV-CIP Joint Venture and Class A Units at $10.00 per share. The Class B Member committed up to an initial $500.0 million for use by the BKV-CIP Joint Venture in construction and operating new CCUS projects across the United States in exchange for up to a 49% interest in the BKV-CIP Joint Venture and 49% of the Section 45Q tax credits generated in 2024 through the date of the BKV-CIP JV Agreement.
•New CCUS Project. On July 21, 2025, we executed an agreement with a diversified midstream energy company to develop a new carbon capture and sequestration project at an existing operating natural gas processing plant in East Texas, which is expected to be operational by January 1, 2027. Under the terms of the agreement, we forecast approximately 70,000 metric tons per year of CO2 waste stream could be captured by the plant, which would then be delivered via BKV's Class II injection well to be compressed, transported, and permanently sequestered. The co-located Class II injection well eliminates the need to invest in a high-pressure pipeline. This project will be owned by BKV, but may be transferred to the BKV-CIP Joint Venture.
•Evaluation of Enterprise Resource Planning (“ERP”) System. On July 31, 2025, management made the strategic decision to pause its ERP system implementation, which began development in the fourth quarter of 2024. The decision was driven by Company growth and a strategic reassessment of our evolving operational and financial needs. As of August 12, 2025, we are in the process of evaluating ERP systems that better align with our company-needs. As of

June 30, 2025, we had $6.9 million of capitalized software costs, and the evaluation may require us to write off the majority of this amount along with other related costs.
•Bedrock Acquisition. On August 7, 2025, BKV Upstream Midstream, and solely for the limited purposes set forth therein, BKV Corporation, entered into an agreement to acquire all of the equity interests in Bedrock Production, LLC (“Bedrock”), for a purchase price of $370.0 million, subject to customary purchase price adjustments. The purchase price for the Bedrock acquisition is expected to consist of cash consideration of approximately $260.0 million and a number of BKV's common stock valued at up to $110.0 million, subject to a 60-day lock-up provision. Upon the acquisition of Bedrock, which holds Bedrock Energy Partners' Barnett shale assets, we will acquire approximately 97,000 net acres, or 108 MMcfe/d of production (approximately 63% natural gas), 1,121 producing locations, nearly 1 Tcfe of 1P reserves (using NYMEX strip pricing), and 50 new drill locations with an assumed 10,000 lateral length with accretive natural gas price break-evens compared to our existing inventory, and 80 low cost refrac locations. The Bedrock acquisition is expected to close late in the third quarter or early in the fourth quarter of 2025, subject to customary closing conditions.
Operational and Financial Highlights
Below are some highlights of our operating and financial results three and six months ended June 30, 2025.
•Production of natural gas, NGLs, and oil was 73.8 Bcfe, or 811.0 MMcfe/d and 142.3 Bcfe, or 786.2 MMcfe/d, respectively.
•Average realized product prices, excluding the impact of settled derivatives, were $2.71 per Mcfe and $2.92 per Mcfe, respectively.
•Production revenues were $199.7 million and $415.9 million, respectively, and midstream revenues were $2.7 million and $5.5 million, respectively.
•Lease operating expense was $32.7 million, or $0.44 per Mcfe and $66.4 million, or $0.47 per Mcfe, respectively.
•Net income attributable to BKV was $104.6 million and $25.9 million, respectively.
•Net cash provided by operating activities for the six months ended June 30, 2025 was $98.8 million.
•Accrued capital expenditures for the six months ended June 30, 2025 were $136.8 million.
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
Production Volumes.
The following table presents our historical production volumes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Production Data
Natural gas (MMcf)	58,328	57,113	112,451	116,756
NGLs (MBbls)	2,535	2,502	4,877	4,987
Oil (MBbls)	44	24	97	52
Total volumes (MMcfe)	73,802	72,269	142,295	146,990
Average daily total volumes (MMcfe/d)	811.0	794.2	786.2	807.6
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average prices:
Natural gas ($/Mcf):
Average NYMEX Henry Hub price	$3.44	$1.94	$3.55	$2.07
Average natural gas realized price (excluding derivatives)	$2.67	$1.45	$2.88	$1.53
Average natural gas realized price (including derivatives) (1)	$2.83	$1.98	$2.84	$1.99
Differential	$(0.77)	$(0.49)	$(0.67)	$(0.54)
NGLs ($/Bbl):
Average NGL realized price (excluding derivatives)	$16.42	$16.47	$17.70	$16.97
Average NGL realized price (including derivatives) (1)	$16.41	$16.93	$16.64	$17.21
Oil ($/Bbl):
Average oil realized price	$57.66	$74.92	$61.82	$71.81
High and low daily spot prices:
Natural gas ($/Mcf):
High NYMEX Henry Hub	$4.21	$2.80	$9.86	$13.20
Low NYMEX Henry Hub	$2.65	$1.36	$2.65	$1.25
Oil ($/Bbl):
High NYMEX WTI	$75.89	$87.69	$80.73	$87.69
Low NYMEX WTI	$58.50	$74.27	$58.50	$70.62
(1) Impact of derivatives prices excludes $13.3 million of gains on derivative contract terminations for the six months ended June 30, 2024.

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
Operating Revenues and Operating Income
Our operating revenues and other income from operations include the activity from the sale of natural gas, NGLs, and oil, midstream revenues, gains and losses on our derivative contracts and on the sale of our business, marketing revenues, Section 45Q tax credits, related party revenues, and other income from operations. The following table provides information on our revenues and other operating income for the periods presented:

	Three Months Ended June 30,
(in thousands, other than percentages)	2025	2024	$ Change	% Change
Revenues
Natural gas revenues	$155,562	$82,840	$72,722	88%
NGL revenues	41,630	41,216	414	1%
Oil revenues	2,537	1,798	739	41%
Midstream revenues	2,739	3,378	(639)	(19)%
Derivative gains (losses), net	112,208	(7,486)	119,694	*
Marketing revenues	1,372	2,046	(674)	(33)%
Gain on sale of business	—	5,968	(5,968)	(100)%
Section 45Q tax credits	2,574	3,644	(1,070)	(29)%
Related party revenues	425	1,101	(676)	(61)%
Other	2,997	1,693	1,304	77%
Total revenues and other operating income	$322,044	$136,198
*Percentage not meaningful
Natural Gas Revenues
Our natural gas revenues increased by approximately $72.7 million, or 88%, to $155.6 million for the three months ended June 30, 2025, from $82.8 million for the three months ended June 30, 2024. The impact of commodity price increases, excluding the effect of derivative settlements, provided a $71.0 million increase in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes). The increase was also due to slightly higher production volumes during the three months ended June 30, 2025, which accounted for a $1.7 million increase in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price).
NGL Revenues
Our NGL revenues increased by approximately $0.4 million, or 1%, to $41.6 million for the three months ended June 30, 2025, from $41.2 million for the three months ended June 30, 2024. The increase was due to slightly higher production volumes during the three months ended June 30, 2025, which accounted for a $0.5 million increase in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price). The increase was slightly offset by commodity price decreases, excluding the effect of derivative settlements, which accounted for a $0.1 million decrease in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes).
Oil Revenues
Our oil revenues increased by approximately $0.7 million, or 41%, to $2.5 million for the three months ended June 30, 2025, from $1.8 million for the three months ended June 30, 2024. The increase was primarily due to higher production volumes during the three months ended June 30, 2025, which accounted for a $1.5 million increase in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price). The increase was offset by the impact of commodity price decreases, excluding the effect of derivative settlements, which accounted for a $0.8 million decrease in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes).
Midstream Revenues

Our midstream revenues decreased by approximately $0.6 million, or 19%, to $2.7 million for the three months ended June 30, 2025, from $3.4 million for the three months ended June 30, 2024. This decrease was primarily due to the divestiture of Chaffee as we sold our Repsol Midstream Interest in connection with this sale.
Derivative Gains (Losses), Net
For the three months ended June 30, 2025, we had net realized and unrealized gains on derivative contracts of $112.2 million compared to net realized and unrealized losses on derivative contracts of $7.5 million for the three months ended June 30, 2024. The increase in gains for the three months ended June 30, 2025 were from our open derivative positions, which were in more of an unrealized gain position of $102.9 million compared to the three months ended June 30, 2024, which was in an unrealized loss position of $39.0 million. The increase in unrealized gains during the current period was due to significant short-term declines in natural gas prices, and in the same period in the prior year, there were more contracts in a liability position. The increased gains on our derivative contracts were offset by a decrease in realized gains of $22.2 million to $9.3 million for the three months ended June 30, 2025 compared to realized gains of $31.5 million in the same period in 2024, which were due to higher natural gas prices in the current period compared to the same period in the prior year.
Marketing Revenues
Our marketing revenues decreased by approximately $0.7 million, or 33% to $1.4 million for the three months ended June 30, 2025 from $2.0 million for the three months ended June 30, 2024. Our marketing revenues are derived under our marketing agreement with a third party pursuant to which we receive a fixed percentage of all net income realized in the resale of our and other producers’ hydrocarbons. The decrease in marketing revenues during the three months ended June 30, 2025 was primarily due to a lower peak pricing environment compared to the same period in 2024.
Gain on Sale of Business
For the three months ended June 30, 2024, we sold our wholly-owned subsidiary, Chaffee for $103.2 million, net of third-party transaction costs. The assets sold had an approximate carrying value of $97.3 million, which resulted in a gain on the sale of Chaffee of $6.0 million.
Section 45Q Tax Credits
We generated $2.6 million in Section 45Q tax credits during the three months ended June 30, 2025 related to CO2 waste sequestration activities under our Barnett Zero Project compared to $3.6 million during the three months ended June 30, 2024. The period-over-period decrease was due to lower volumes of CO2 waste sequestered in 2025, which resulted from operational maintenance conducted by the supplier in April and May 2025.
Related Party Revenues
Our related party revenues were $0.4 million for the three months ended June 30, 2025, compared to $1.1 million for the three months ended June 30, 2024. The decrease in related party revenues was due to a $0.7 million decrease in operating fee income with BKV-BPP Power, attributable to lower contracted rates.
Other Revenues
Other revenues primarily includes the sale of third-party natural gas, which was $2.9 million for the three months ended June 30, 2025 compared to $1.5 million for the three months ended June 30, 2024. The period-over-period increase was primarily due to an increase in third-party gas sales of $1.3 million.
Operating Expenses
Our operating expenses reflect costs incurred in the development, production, and sale of natural gas, NGLs, and oil. The following table provides information on our operating expenses:

	Three Months Ended June 30,
(in thousands, other than percentages and average costs)	2025	2024	$ Change	% Change
Operating expenses
Lease operating and workover	$34,176	$34,172	$4	0%
Taxes other than income	13,404	9,850	3,554	36%
Gathering and transportation costs	63,026	53,714	9,312	17%
Depreciation, depletion, amortization, and accretion	38,044	59,313	(21,269)	(36)%
General and administrative	30,516	19,296	11,220	58%
Other	14,480	3,034	11,446	*
Total operating expense	$193,646	$179,379
Average costs per Mcfe
Lease operating and workover	$0.46	$0.48	$(0.02)	(4)%
Taxes other than income	0.18	0.14	0.04	29%
Gathering and transportation costs	0.85	0.74	0.11	15%
Depreciation, depletion, amortization, and accretion	0.52	0.82	(0.30)	(37)%
General and administrative	0.41	0.27	0.14	52%
Other	0.20	0.04	0.16	*
Total	$2.62	$2.49
*Percentage not meaningful
Lease Operating and Workover
The following table summarizes our components of lease operating expenses for the periods presented:

	Three Months Ended June 30,
	2025		2024		$ Change	% Change
(in thousands, other than percentages and average costs)	Amount	Per Mcfe	Amount	Per Mcfe
Lease operating expenses	$32,677	$0.44	$32,888	$0.46	$(211)	(1)%
Workover expenses	1,499	0.02	1,284	0.02	215	17%
Total lease operating and workover expense	$34,176	$0.46	$34,172	$0.48	$4	0%
Lease operating and workover expenses were $34.2 million, or $0.46 per Mcfe, for the three months ended June 30, 2025, which was consistent for the three months ended June 30, 2024 of $34.2 million, or $0.48 per Mcfe. Lease operating expenses during the three months ended June 30, 2025 compared to the same period in 2024 increased by $1.3 million in our Pad of the Future activity, compression movement, and other individually immaterial increases, offset by the timing of inspection fees and a decrease in water and disposal costs of $0.8 million, and $0.5 million, respectively.
Taxes Other Than Income
Taxes other than income were $13.4 million, or $0.18 per Mcfe, for the three months ended June 30, 2025, which was an increase of approximately $3.6 million, or 36%, from $9.8 million, or $0.14 per Mcfe, for the three months ended June 30, 2024. The increase in taxes other than income during the three months ended June 30, 2025 compared to 2024 was due to increases in production taxes of $4.2 million in the Barnett. This was offset by decreases in ad valorem and property taxes associated with our operations in the Barnett and NEPA of $0.5 million and $0.1 million, respectively. Certain ad valorem and production taxes are not applicable to our NEPA properties.
Gathering and Transportation

Gathering and transportation expenses in the Barnett were $63.0 million, or $0.85 per Mcfe, for the three months ended June 30, 2025, which was an increase of approximately $9.3 million, or 17%, from $53.7 million, or $0.74 per Mcfe, for the three months ended June 30, 2024. This increase was primarily driven by natural gas and NGL rate increases of $5.7 million, and $1.8 million, respectively, and increased natural gas and NGL production of $2.4 million and $0.2 million, respectively. This was offset by a decrease in the gathering costs on our outsourced contracts with our midstream business of $0.8 million.
Depreciation, Depletion, Amortization, and Accretion
Depreciation, depletion, amortization, and accretion was $38.0 million, or $0.52 per Mcfe, for the three months ended June 30, 2025, which was a decrease of approximately $21.3 million, or 36%, from $59.3 million, or $0.82 per Mcfe, for the three months ended June 30, 2024. The decrease in depreciation, depletion, amortization, and accretion during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to a depletion rate adjustment in 2025, which was driven by higher reserves.
General and Administrative
General and administrative expenses were $30.5 million, or $0.41 per Mcfe, for the three months ended June 30, 2025, which was an increase of approximately $11.2 million, or 58%, from $19.3 million, or $0.27 per Mcfe, for the three months ended June 30, 2024. The increase in general and administrative expenses during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was due to increases from Company-wide growth initiatives of $6.7 million in contract labor, employee-based compensation, and employee expenses, $3.0 million in consulting expenses, and $1.8 million in severance costs, offset by a decrease of $0.3 million in information technology-related expenses.
Other Operating Expenses
Other operating expenses were $14.5 million, or $0.20 per Mcfe, for the three months ended June 30, 2025, which was an increase of approximately $11.4 million, from $3.0 million, or $0.04 per Mcfe, for the three months ended June 30, 2024. The increase in other operating expenses during the three months ended June 30, 2025 compared to the same period in 2024 was due to $3.1 million of costs related to the CCUS equity raise, $2.1 million increase in third-party natural gas purchases due to increased volumes and natural gas prices, $2.1 million of a deficiency payment incurred under our minimum volume commitments on our midstream pipeline, $1.6 million in CCUS transaction fees, $1.1 million in a project write-off, $0.7 million in increased emissions monitoring costs, and $0.4 million in legal settlements. This was offset by a decrease of $0.2 million of CCUS operating expenses for CO2 purchases for sequestration due to operational maintenance conducted by the supplier in April and May 2025.
Other Income (Expense)
Gains (losses) on contingent consideration liabilities. For the three months ended June 30, 2024, we recognized a loss on contingent consideration liabilities accruing as an earnout obligation under the purchase agreements executed in connection with the Devon Barnett Acquisition and the Exxon Barnett Acquisition. The loss on contingent consideration liabilities was $0.5 million for the three months ended June 30, 2024, and consisted of a loss of $0.7 million and a gain of $0.2 million from the Devon Barnett Acquisition and the Exxon Barnett Acquisition, respectively. The contingent considerations under these purchase agreements expired in 2024.
Earnings (losses) from equity affiliate. Earnings from our equity affiliate were $9.1 million for the three months ended June 30, 2025, which was a change of $24.3 million, from $15.3 million of losses from our equity affiliate during the three months ended June 30, 2024. Earnings (losses) from our equity affiliate are related to our investment in, and our proportionate share in the income or losses of the BKV-BPP Power Joint Venture.
Interest expense. Interest expense was $5.5 million for the three months ended June 30, 2025, which was a decrease of $9.7 million, from $15.2 million for the three months ended June 30, 2024. The decrease in interest expense during the three months ended June 30, 2025 was primarily due to lower interest rates incurred during the three months ended June 30, 2025 on our RBL Credit Facility, which we entered into on June 11, 2024, compared to the interest rates on our Term Loan Credit Agreement and Revolving Credit Facilities during the three months ended June 30, 2024.
Interest expense, related party. Interest expense from our related party borrowings with BNAC was $1.9 million for the three months ended June 30, 2024, which was paid down in June 2024.
Interest income. Interest income was $0.2 million for the three months ended June 30, 2025, which was a decrease of $1.6 million, from $1.8 million for the three months ended June 30, 2024. The decrease was due to the cessation of interest earned on restricted cash following the repayment of the Term Loan Agreement in June 2024, which had previously funded the debt service reserve account.
Income tax benefit (expense). For the three months ended June 30, 2025, we had an income tax expense of $27.9 million, which was a change of $56.3 million, from a $28.4 million in income tax benefit for the three months ended June 30, 2024. The period-over period change was primarily due to a pre-tax income for the three months ended June 30, 2025, compared to a pre-tax loss during the three months ended June 30, 2024.

Results of Operations
Comparison of the Six Months Ended June 30, 2025 and 2024
Operating Revenues and Operating Income
Our operating revenues and other income from operations include revenues from the sale of natural gas, NGLs, and oil, midstream revenues, gains and losses on our derivative contracts and on the sale of our business, marketing revenues, Section 45Q tax credits, related party revenues, and other income from operations. The following table provides information on our revenues and other operating income for the periods presented:

	Six Months Ended June 30,
(in thousands, other than percentages)	2025	2024	$ Change	% Change
Revenues
Natural gas revenues	$323,545	$179,175	$144,370	81%
NGL revenues	86,313	84,632	1,681	2%
Oil revenues	5,997	3,734	2,263	61%
Midstream revenues	5,510	7,506	(1,996)	(27)%
Derivative losses, net	(39,983)	(11,165)	(28,818)	*
Marketing revenues	7,857	6,967	890	13%
Gain on sale of business	—	5,968	(5,968)	(100)%
Section 45Q tax credits	5,881	5,973	(92)	(2)%
Related party revenues	851	2,203	(1,352)	(61)%
Other	4,893	3,119	1,774	57%
Total revenues and other operating income	$400,864	$288,112
*Percentage not meaningful
Natural Gas Revenues
Our natural gas revenues increased by approximately $144.4 million, or 81% to $323.5 million for the six months ended June 30, 2025, from $179.2 million for the six months ended June 30, 2024. The impact of commodity price increases, excluding the effect of derivative settlements, provided a $151.0 million increase in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes). The increase was slightly offset by lower production volumes during the six months ended June 30, 2025, primarily from the sale of Chaffee and certain non-operated assets held by Chelsea, for a $6.6 million decrease in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price).
NGL Revenues
Our NGL revenues increased by approximately $1.7 million, or 2% to $86.3 million for the six months ended June 30, 2025, from $84.6 million for the six months ended June 30, 2024. The increase was due to the impact of commodity price increases, excluding the effect of derivative settlements, which accounted for a $3.5 million increase in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes). The increase was offset by lower production volumes during the six months ended June 30, 2025, which accounted for a $1.9 million decrease in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price).
Oil Revenues
Our oil revenues increased by approximately $2.3 million, or 61%, to $6.0 million for the six months ended June 30, 2025, from $3.7 million for the six months ended June 30, 2024. The increase was due to higher production volumes during the six months ended June 30, 2025, which accounted for a $3.2 million increase in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price). The increase was offset by the impact of commodity price decreases, excluding the effect of derivative settlements, which accounted for a $1.0 million decrease in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes).
Midstream Revenues

Our midstream revenues decreased by approximately $2.0 million, or 27% to $5.5 million for the six months ended June 30, 2025, from $7.5 million for the six months ended June 30, 2024. This decrease was primarily due to the divestiture of Chaffee of $2.0 million as we sold our Repsol Midstream Interest in connection with this sale.
Derivative Gains (Losses), Net
For the six months ended June 30, 2025, we had net realized and unrealized losses on derivative contracts of $40.0 million compared to net realized and unrealized losses on derivative contracts of $11.2 million for the six months ended June 30, 2024. The losses during the six months ended June 30, 2025 was primarily attributable to an increase in the forward natural gas curve, resulting in unrealized losses of $31.1 million and realized losses of $8.9 million. During the six months ended June 30, 2024, we had unrealized losses of $79.1 million, which was primarily attributable to the unrealized loss on the call option we sold in January 2024. This was offset by realized gains during the six months ended June 30, 2024 of $67.9 million due to lower natural gas prices.
Marketing Revenues
Our marketing revenues increased by approximately $0.9 million to $7.9 million for the six months ended June 30, 2025 from $7.0 million for the six months ended June 30, 2024. Our marketing revenues are derived under our marketing agreement with a third party pursuant to which we receive a fixed percentage of all net income realized in the resale of our and other producers’ hydrocarbons. The increase in marketing revenues during the six months ended June 30, 2025 was primarily due to a higher pricing environment compared to the same period in 2024.
Gain on Sale of Business
For the six months ended June 30, 2025, we sold our wholly-owned subsidiary, Chaffee for $103.2 million, net of third-party transaction costs. The assets sold had an approximate carrying value of $97.3 million, which resulted in a gain on the sale of Chaffee of $6.0 million.
Section 45Q Tax Credits
We generated $5.9 million in Section 45Q tax credits during the six months ended June 30, 2025 related to CO2 waste sequestration activities under our Barnett Zero Project, compared to $6.0 million during the six months ended June 30, 2024. The decrease period-over-period was due to less CO2 waste sequestered in 2025 compared to the prior period from operational maintenance in April and May 2025.
Related Party Revenues
Our related party revenues were $0.9 million for the six months ended June 30, 2025 compared to $2.2 million for the six months ended June 30, 2024. The decrease in related party revenues was due to a $1.4 million decrease in operating fee income with BKV-BPP Power, attributable to lower contracted rates.
Other Revenues
Other revenues includes the impairment on the asset held for and the sale of third-party natural gas. Other revenues were $4.9 million for the six months ended June 30, 2025 compared to $3.1 million for the six months ended June 30, 2024. The period-over-period increase was due to an increase in third-party gas of $3.8 million, and an increase in the gain on sale of assets of $0.4 million, offset by the impairment on the asset held for sale of $2.4 million.
Operating Expenses
Our operating expenses reflect costs incurred in the development, production and sale of natural gas, NGLs, and oil. The following table provides information on our operating expenses:

	Six Months Ended June 30,
(in thousands, other than percentages and average costs)	2025	2024	$ Change	% Change
Operating expenses
Lease operating and workover	$69,231	$68,640	$591	1%
Taxes other than income	23,626	21,215	2,411	11%
Gathering and transportation costs	118,819	113,105	5,714	5%
Depreciation, depletion, amortization, and accretion	78,014	111,479	(33,465)	(30)%
General and administrative	55,773	39,941	15,832	40%
Other	20,706	11,276	9,430	84%
Total operating expense	$366,169	$365,656
Average costs per Mcfe
Lease operating and workover	$0.49	$0.46	$0.03	7%
Taxes other than income	0.17	0.14	0.03	21%
Gathering and transportation costs	0.84	0.77	0.07	9%
Depreciation, depletion, amortization, and accretion	0.55	0.76	(0.21)	(28)%
General and administrative	0.39	0.27	0.12	44%
Other	0.15	0.08	0.07	88%
Total	$2.59	$2.48
*Percentage not meaningful
Lease Operating and Workover
The following table summarizes our components of lease operating expenses for the periods presented:

	Six Months Ended June 30,
	2025		2024		$ Change	% Change
(in thousands, other than percentages and average costs)	Amount	Per Mcfe	Amount	Per Mcfe
Lease operating expenses	$66,352	$0.47	$65,351	$0.44	$1,001	2%
Workover expenses	2,879	0.02	3,289	0.02	(410)	(12)%
Total lease operating and workover expense	$69,231	$0.49	$68,640	$0.46	$591	1%
Lease operating and workover expenses were $69.2 million, or $0.49 per Mcfe, for the six months ended June 30, 2025, which was an increase of approximately $0.6 million, or 1%, from $68.6 million, or $0.46 per Mcfe, for the six months ended June 30, 2024. The increase in lease operating and workover expenses during the six months ended June 30, 2025 compared to the same period in 2024 was due to our Pad of the Future activity in 2025 of $1.6 million and vehicle expenses of $0.7 million. In addition, during the six months ended June 30, 2024, we received a credit of $1.5 million for a water sharing agreement that related to 2023. This was offset by decreases in compression and water expenses of $1.8 million and materials and labor of $0.9 million, which were due to well shut ins and increased storms in the first quarter of 2025 resulting in a decrease in lease operating projects, and timing of inspection fees of $0.4 million.
Taxes Other Than Income
Taxes other than income were $23.6 million, or $0.17 per Mcfe, for the six months ended June 30, 2025, which was an increase of approximately $2.4 million, or 11%, from $21.2 million, or $0.14 per Mcfe, for the six months ended June 30, 2024. The increase in taxes other than income during the six months ended June 30, 2025 compared to 2024 was due to increases in production taxes of $8.2 million in the Barnett. This was offset by decreases in ad valorem and property taxes associated with our operations in the Barnett and NEPA of $5.7 million and $0.1 million, respectively. Certain ad valorem and production taxes are not applicable to our NEPA properties.

Gathering and Transportation
Gathering and transportation expenses were $118.8 million, or $0.84 per Mcfe, for the six months ended June 30, 2025, which was an increase of approximately $5.7 million, or 5%, from $113.1 million, or $0.77 per Mcfe, for the six months ended June 30, 2024. This increase was primarily driven by natural gas and NGL rate increases of $5.0 million and $1.4 million, respectively, and increased natural gas production of $0.4 million. This was offset by NGL production decreases of $0.7 million and gathering costs associated with our midstream business of $0.4 million.
Depreciation, Depletion, Amortization, and Accretion
Depreciation, depletion, amortization, and accretion was $78.0 million, or $0.55 per Mcfe, for the six months ended June 30, 2025, which was a decrease of approximately $33.5 million, or 30%, from $111.5 million, or $0.76 per Mcfe, for the six months ended June 30, 2024. The decrease in depreciation, depletion, amortization, and accretion during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to a depletion rate adjustment in 2025, which was driven by higher reserves.
General and Administrative
General and administrative expenses were $55.8 million, or $0.39 per Mcfe, for the six months ended June 30, 2025, which was an increase of approximately $15.8 million, or 40%, from $39.9 million, or $0.27 per Mcfe, for the six months ended June 30, 2024. The increase in general and administrative expenses during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due to increases from Company-wide growth initiatives of $8.9 million in contract labor, employee-based compensation, and employee expenses, $4.6 million in consulting and information technology-related expenses, and $2.3 million in severance costs.
Other Operating Expenses
Other operating expenses were $20.7 million, or $0.15 per Mcfe, for the six months ended June 30, 2025, which was an increase of approximately $9.4 million, or 84%, from $11.3 million, or 0.08 per Mcfe, for the six months ended June 30, 2024. The increase in other operating expenses during the six months ended June 30, 2025 compared to the same period in 2024 was due to an increase of $3.7 million in gas purchases due to increased volumes and natural gas prices, $3.1 million of costs related to the CCUS equity raise, $2.3 million in CCUS transaction fees, $2.1 million of a deficiency payment incurred under our minimum volume commitments on our midstream pipeline, $1.5 million in project write-offs, and $0.8 million in legal settlements. This was offset by $5.0 of accrued waste emissions costs established by the Inflation Reduction Act recognized during the six months ended June 30, 2024, which were not accrued in 2025 due to the impacts of the new Trump Administration.
Other Income (Expense)
Gains (losses) on contingent consideration liabilities. For the six months ended June 30, 2024, we recognized a gain on contingent consideration liabilities accruing as an earnout obligation under the purchase agreements executed in connection with the Devon Barnett Acquisition and the Exxon Barnett Acquisition. The gain on contingent consideration liabilities was $6.1 million for the six months ended June 30, 2024, and consisted of a gain of $3.9 million and a gain of $2.2 million from the Devon Barnett Acquisition and the Exxon Barnett Acquisition, respectively. The contingent considerations under these purchase agreements expired in 2024.
Earnings (losses) from equity affiliate. Losses from our equity affiliate was $0.5 million for the six months ended June 30, 2025, which was a decrease in losses of $22.5 million, from $23.0 million for the six months ended June 30, 2024. Losses from our equity affiliate is related to our investment in, and our proportionate share in the income or losses of the Power Joint Venture.
Interest expense. Interest expense was $10.5 million for the six months ended June 30, 2025, which was a decrease of $20.7 million, from $31.2 million for the six months ended June 30, 2024. The decrease in interest expense during the six months ended June 30, 2025 was primarily due to lower interest rates on our RBL Credit Facility, which we entered into on June 11, 2024, and subsequently paid down the outstanding balances on our SCB Credit Facility, the Revolving Credit Agreement, and the Term Loan Credit Agreement, which incurred higher interest rates.
Interest expense, related party. Interest expense from our related party borrowings with BNAC was $3.9 million for the six months ended June 30, 2024, which was paid down in June 2024.
Interest income. Interest income was $0.3 million for the six months ended June 30, 2025, which was a decrease of $3.1 million, from $3.4 million for the six months ended June 30, 2024. The decrease was due to the cessation of interest earned on restricted cash following the repayment of the Term Loan Agreement in June 2024, which had previously funded the debt service reserve account.
Income tax benefit (expense). For the six months ended June 30, 2025, we had an income tax benefit of $1.3 million, which was a change of $40.1 million, from $41.4 million income tax benefit for the six months ended June 30, 2024. The period-over-period change was primarily due to a pre-tax income for the six months ended June 30, 2025 compared to a pre-tax loss for the six months ended June 30, 2024.
Liquidity and Capital Resources
Capital Commitments
Our primary needs for cash are to fund our upstream development, midstream, power, and CCUS activities, fund operations and capital expenditures, acquisitions, and asset retirement obligations, cover any debt interest or minimum volume commitment obligations, pay down debt, and return capital to stockholders. Our primary use of cash during the six months ended June 30, 2025 and 2024 was to fund the development of our natural gas properties.
During the six months ended June 30, 2025 and 2024, cash paid for capital expenditures was $123.7 million and $31.6 million, respectively. Our current estimated budget for accrued capital expenditures in 2025 is approximately $290 million to $350 million. Capital expenditures for our operated properties are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for natural gas and NGLs, the availability of equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs, and the level of participation by other interest owners. We will continue to monitor commodity prices and overall market conditions and can adjust our rig cadence up or down in response to changes in commodity prices and overall market conditions.
Capital Resources
Historically, our primary sources of capital and liquidity have consisted of internally generated cash flows from operations, together with loans and capital contributions from our majority stockholder, BNAC. We also enter into financial instruments to reduce the impact of commodity price volatility and provide a level of certainty and stability around cash flows. We currently believe that our cash flows from operations, cash on hand, borrowings under our RBL Credit Agreement, and our commodity hedges in place will provide sufficient liquidity to fund our operations and our capital expenditures for the remainder of 2025, excluding our CCUS business. We expect to fund the majority of our CCUS business from a variety of external sources, which may include contributions from our joint venture with the Class B Member, project-based equity partnerships, debt financing, and federal grants, with the remaining capital needs being funded with cash flows from operations.
The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024

Net cash provided by operating activities	$98,783	$9,782
Net cash provided by (used in) investing activities	(129,654)	101,633
Net cash provided by (used in) financing activities	37,429	(267,287)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$6,558	$(155,872)
Cash flows provided by operating activities. Net cash provided by operating activities was $98.8 million for the six months ended June 30, 2025, compared to $9.8 million for the six months ended June 30, 2024. Net cash provided by operating activities increased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to a $48.3 million increase in working capital, a $43.9 million increase in income from operations (excluding net unrealized gains (losses), depreciation, depletion, amortization, and accretion, equity-based compensation, and impairment of asset held for sale), resulting from higher natural gas prices in 2025 compared to 2024, a $35.4 million decrease in cash paid for interest, and $3.9 million in transaction costs paid in June 2024. These increases were offset by cash received in January 2024 for the sale of call options of $23.5 million, cash paid in February 2025 for the purchase of put options of $16.2 million, and lower interest income of $3.1 million.

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
Cash flows provided by (used in) investing activities. Net cash used in investing activities was $129.7 million for the six months ended June 30, 2025, compared to net cash provided by investing activities of $101.6 million for the six months ended June 30, 2024. The change was due to the increase of $95.1 million of capital expenditures (excluding CCUS activities) and a deposit on fixed asset purchase of $7.5 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This was offset by the decrease of $3.0 million of expenditures on CCUS activities over the same period. Contributing to the cash inflow during the six months ended June 30, 2024 were the proceeds from the sale of Chaffee and Chelsea of $106.7 million and $25.0 million, respectively.
The following table presents our capital expenditures (excluding leasehold costs and acquisitions) on an accrual basis for the six months ended June 30, 2025 and 2024 and reconciles to cash flows used for capital expenditures in the condensed consolidated statements of cash flows.

	Six Months Ended June 30,
	2025	2024
Total use of cash and cash equivalents for capital expenditures	$(123,669)	$(31,608)
Increase in accrued capital expenditures	(13,105)	(1,296)
Capital expenditures (accrued)	$(136,774)	$(32,904)
Cash flows provided by (used in) financing activities. Net cash provided by financing activities was $37.4 million for the six months ended June 30, 2025, which consisted of net borrowings on debt of $35.0 million and cash contributions from noncontrolling interest of $4.4 million, which was offset by payments of $1.2 million for taxes related to net share settlement of restricted stock units and $0.7 million of debt issuance costs. For the six months ended June 30, 2024, cash outflows were due to net payments on debt of $248.0 million, debt extinguishment costs of $10.2 million for the early retirement of the Term Loan Credit Agreement and the Revolving Credit Agreement, and $8.1 million of debt issuance costs on the RBL Credit Agreement.
Working Capital
As of June 30, 2025, we had cash and cash equivalents of $21.4 million, compared to $14.9 million of cash and cash equivalents as of December 31, 2024. Our net working capital deficit was $76.3 million as of June 30, 2025, compared to a deficit of $71.6 million as of December 31, 2024.
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
RBL Credit Agreement
On June 11, 2024, BKV Corporation, as guarantor, and BKV Upstream Midstream, as borrower, entered into the RBL Credit Agreement with Citibank, N.A., as the administrative agent, and the financial institutions party thereto. The RBL Credit Agreement includes a maximum credit commitment of $1.5 billion. On May 6, 2025, with the unanimous consent of our credit facility lenders, we amended the RBL Credit Agreement to, among other things, increase the borrowing base by $100.0 million and the elected commitment by $65.0 million. This amendment constituted the semiannual borrowing base redetermination. As of June 30, 2025, the RBL Credit Agreement had a borrowing base of $850.0 million, an elected commitment of $665.0 million, and the ability to issue up to $40.0 million in letters of credit. The loans may be borrowed, repaid, and reborrowed during the term of the RBL Credit Agreement. The RBL Credit Agreement will mature on June 12, 2028. The obligations under the RBL Credit Agreement are secured and guaranteed on a secured basis by BKV Upstream Midstream and all of BKV Upstream Midstream’s current and future material restricted subsidiaries. Loans under the RBL Credit Agreement bear interest at one, three, or six-month term SOFR or ABR, as applicable, plus a credit spread adjustment of 0.10% for SOFR borrowings, plus an applicable margin per annum. Interest is payable on the last day of each interest period and at maturity. We are obligated to pay certain fees to the lenders and administrative agent under the RBL Credit Agreement, including commitment fees on the average daily amount of the undrawn portion of the commitments. As of August 12, 2025, $282.0 million of revolving borrowings and $14.1 million of letters of credit were outstanding under the RBL Credit Agreement, leaving $368.9 million of available capacity thereunder for future borrowings and letters of credit.
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
BKV-BPP Power and BKV-BPP Cotton Cove Joint Ventures
Under the terms of the BKV-BPP Power LLC Agreement and BKV-BPP Cotton Cove LLC Agreement, we do not have the ability to unilaterally cause BKV-BPP Power or BKV-BPP Cotton Cove to make distributions. During the six months ended June 30, 2025 and 2024, no distributions were made by BKV-BPP Power or BKV-BPP Cotton Cove. In addition, we may be required to make additional capital contributions to one or both joint ventures to fund items approved in their respective annual budgets or other matters approved by their respective boards. Such additional capital contributions, which are not subject to any limit on the potential amount required, would reduce the amount of cash otherwise available to us. However, any additional capital contributions to BKV-BPP Power must be approved by a majority of BKV-BPP Power's ten member board of managers, five of whom are appointed by us and five of whom are appointed by BPPUS. Similarly, any additional capital contributions to BKV-BPP Cotton Cove must receive the unanimous approval of BKV-BPP Cotton Cove, LLC's six member board of managers, four of whom are appointed by us and two of whom are appointed by BPPUS.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that could give rise to material off-balance sheet arrangements. As of June 30, 2025, our material off-balance sheet arrangements and transactions included volume commitments of $287.6 million and letters of credit of $14.1 million against the RBL Credit Agreement. For further information regarding these arrangements, see Note 11 - Commitments and Contingencies to our condensed consolidated financial statements and under “—Loan Agreements and Credit Facilities — RBL Credit Agreement.”
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
Accounting for the BKV-CIP Joint Venture
As described in Note 10 - Investment in the BKV-CIP Joint Venture in our condensed consolidated financial statements, on May 8, 2025, BKV dCarbon Ventures, together with C Squared Solutions, Inc., a subsidiary of the Energy Transition Fund managed by Copenhagen Infrastructure Partners (CIP), and for the limited purposes specified therein, BKV Corporation, entered into the BKV-CIP JV Agreement forming the BKV-CIP Joint Venture. We consider the BKV-CIP Joint Venture a variable interest entity (“VIE”) of BKV in accordance with ASC 810, Consolidation as BKV is deemed to be the primary beneficiary of the joint venture. Generally, a VIE is an entity with at least one of the following conditions: (i) the total equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support, or (ii) the holders of the equity investment at risk, as a group, lack the characteristics of having a controlling financial interest. The primary beneficiary of a VIE is an entity that has a variable interest or a combination of variable interests that provide such entity with a controlling financial interest in the VIE. An entity is deemed to have a controlling financial interest in a VIE if it has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
In exchange for cash contributions received from the Class B Member to the BKV-CIP Joint Venture, the BKV-CIP Joint Venture has issued 435,250 Class B Units (the “Class B Units”) at $10.00 per unit as of June 30, 2025. We determined that the Class B Units should be classified as noncontrolling interest within mezzanine equity on the Company's condensed consolidated balance sheets. The Class B Units are not mandatorily redeemable or currently redeemable, but become exercisable with the passage of time, which is on the second anniversary of the BKV-CIP JV Agreement, or May 8, 2027. Prior to the second anniversary, we determined that there is an embedded put option in the Class B Units, which does not meet the derivative accounting criteria, and is not within control of the Company. Therefore, the shares of the Class B Units have been classified as noncontrolling interest within mezzanine equity on our condensed consolidated balance sheets. The Class B Units also have a multiple investment on capital equal to 1.65, which may be redeemed on the second anniversary date. The contributions from the Class B Member are accreted to the redemption value over a 2-year period (using the effective interest method) with the accretion accounted for as a dividend paid to the Class B Member.
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
Our financial hedging activities are intended to support natural gas and NGL prices at targeted levels and to manage our exposure to natural gas and NGL price fluctuations. These contracts may include commodity price swaps, whereby we will receive a fixed price and pay a variable market price to the contract counterparty, producer collars that set a floor and ceiling price for the hedged production, or basis differential swaps. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. The derivative contracts outstanding as of June 30, 2025 consisted of commodity price swaps, basis differential swaps, put and call options, and producer collar agreements, subject to master netting agreements with each individual counterparty.
These derivative contracts cover portions of our projected positions through 2027. Our commodity hedge position as of June 30, 2025 is summarized in Note 5 - Derivative Instruments to our condensed consolidated financial statements.
We may enter into single hedge transactions with settlements up to 48 months. The aggregation of these executed hedge instruments may not exceed 60% without board of director approval of our forecasted production volumes for the current year and subsequent year, and for up to 40% and 25% of our forecasted production volumes in each of the respective subsequent years thereafter. During the six months ended June 30, 2025 and 2024, a hypothetical increase or decrease of $0.10 per Mcf in NYMEX would have resulted in a $7.0 million and $4.2 million decrease or increase in natural gas hedge revenues, respectively, and a hypothetical increase or decrease of $1.00 per Bbl of NGL purity product price would have resulted in a $2.7 million and $3.0 million decrease or increase in NGL hedge revenues, respectively.
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
Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are only impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of June 30, 2025, the estimated fair value of our commodity derivative instruments was a net liability of $82.5 million, comprised of current and noncurrent assets and current and noncurrent liabilities. As of December 31, 2024, the estimated fair value of our commodity derivative instruments was a net liability of $67.6 million, comprised of current and noncurrent liabilities.
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
Interest Rate Risks
As of June 30, 2025, our primary exposure to interest rate risk resulted from our $200.0 million of outstanding borrowings on our RBL Credit Agreement, which has a floating interest rate. As of June 30, 2024, our primary exposure to interest rate risk resulted from our outstanding borrowings under our RBL Credit Agreement of $360.0 million and on our related party borrowings with BNAC of $50.0 million, both of which had floating interest rates. The average annualized interest rate incurred on our outstanding borrowings during the six months ended June 30, 2025 and 2024 was approximately 7.4% and 9.4%, respectively. We estimate that a 1.0% increase in the applicable average interest rates during the six months ended June 30, 2025 and 2024 would have resulted in increases of $1.1 million and $3.4 million in interest expense, respectively.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the

Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the presence of our material weakness described below, as of June 30, 2025, our disclosure controls and procedures were not effective.
Material Weakness in Internal Control over Financial Reporting
As of June 30, 2025, a material weakness continued to exist in our internal control over financial reporting. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
This information is set forth in Part I, Item 1 in Note 11 - Commitments and Contingencies to the condensed consolidated financial statements incorporated herein.
Item 1A. Risk Factors
The Quarterly Report on Form 10-Q should be read in conjunction with the “Risk Factors” disclosed in our 2024 Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results. Except as set forth below, there have been no material changes to the risk factors previously disclosed in the 2024 Annual Report on Form 10-K.
The consummation of the Bedrock acquisition is subject to a number of conditions that may not be satisfied or completed on a timely basis or at all. Accordingly, there can be no assurance as to when or if the Bedrock acquisition will be completed, and the failure to complete the Bedrock acquisition could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Although we expect to complete the Bedrock acquisition late in the third quarter or early in the fourth quarter of 2025, there can be no assurances as to the exact timing of the closing or that the Bedrock acquisition will be completed at all. The consummation of the Bedrock acquisition is subject to the satisfaction or waiver of a number of conditions contained in the related membership interest purchase agreement. Such conditions, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all and therefore make the completion and timing of the Bedrock acquisition uncertain. In addition, the membership interest purchase agreement contains certain termination rights for both parties, which if exercised will also result in the Bedrock acquisition not being consummated. Any such termination or any failure to otherwise complete the Bedrock acquisition could result in various consequences, including, among others: our business being adversely impacted by the failure to pursue other beneficial opportunities due to the time and resources committed by our management to the Bedrock acquisition, without realizing any of the benefits of completing the Bedrock acquisition; being required to pay our legal, accounting and other expenses relating to the Bedrock acquisition; the market price of our common stock being adversely impacted to the extent that the current market price reflects a market assumption that the Bedrock acquisition will be completed; and negative reactions from the financial markets and customers that may occur if the anticipated benefits of the Bedrock acquisition are not realized. Such consequences could materially and adversely affect our business, financial condition, results of operations and cash flows.
Even if the Bedrock acquisition is completed, we may be unable to successfully integrate Bedrock’s business into our business or achieve the anticipated benefits of the Bedrock acquisition.
The success of the Bedrock acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from integrating the assets and operations of Bedrock into our business, and there can be no assurance that we will be able to successfully integrate or otherwise realize the anticipated benefits of the Bedrock acquisition. Difficulties in integrating Bedrock into our company and our ability to manage the combined company may result in us performing differently than expected, in operational challenges or in the delay or failure to realize anticipated expense-related efficiencies and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Potential difficulties that may be encountered in the integration process include, among others:
•the inability to successfully integrate Bedrock operationally, in a manner that permits us to achieve the full revenue, expected cash flows and cost savings anticipated from the Bedrock acquisition;
•not realizing anticipated operating synergies; and
•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Bedrock acquisition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures

None
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2025, no director or officer of the Company (as defined in Rule 16a-1(f) of the Exchange Act), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading agreement” (each as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation of BKV Corporation.	8-K	001-42282	3.1	9/27/24

3.2	Second Amended and Restated Bylaws of BKV Corporation.	8-K	001-42282	3.2	9/27/24

10.1	Second Amendment to Credit Agreement, dated as of May 6, 2025 among BKV Corporation, BKV Upstream Midstream, LLC, Citibank, N.A., and the Lenders party thereto.	10-Q	001-42282	10.1	5/9/25

10.2†
Limited Liability Company Agreement of BKV dCarbon Project, LLC dated as of May 8, 2025 by BKV dCarbon Ventures, LLC and C Squared Solutions, Inc. and for the limited purposes specified herein, BKV Corporation.
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
† Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv). Additionally, annexes, schedules and certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits upon request by the SEC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BKV Corporation

August 12, 2025	By:	/s/ David R. Tameron
David R. Tameron
Chief Financial Officer

BKV Corporation

August 12, 2025	By:	/s/ Barry S. Turcotte
Barry S. Turcotte
Chief Accounting Officer

