Form 10-Q
period 2025-09-30
BKV Corp
filed 2025-11-10
CIK 1838406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐ No ☒
As of November 5, 2025, 89,970,076 shares of the registrant's common stock were outstanding.

Glossary of Commonly Used Terms
The definitions set forth below include indicated terms in this Quarterly Report on Form 10-Q. All natural gas referred to in this Quarterly Report are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit.
“2030 Senior Notes” refers to the $500.0 million aggregate principal amount of 7.50% senior unsecured notes due 2030 issued by BKV Upstream Midstream.
“ABR” refers to the alternative borrowing rate.
“Banpu” refers to our sponsor, Banpu Public Company Limited, a public company listed on the Stock Exchange of Thailand and the ultimate parent company of BKV Corporation, BNAC, Banpu Power, and BPPUS.
“Banpu Power” refers to Banpu Power Public Company Limited, a public company listed on the Stock Exchange of Thailand. Banpu owns approximately 71.0% of Banpu Power as of September 30, 2025.
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
“Bedrock Acquisition” refers to the acquisition by BKV Upstream Midstream of 100% of the equity interests of BKV Barnett II (formerly known as Bedrock Production, LLC) from Bedrock Energy Partners, LLC, which closed on September 29, 2025.
“BKV Barnett II” refers to BKV Barnett II, LLC (formerly known as Bedrock Production, LLC), a Texas limited liability company and, following its acquisition on September 29, 2025, a wholly-owned subsidiary of BKV Upstream Midstream. BKV Barnett II and its subsidiaries own certain oil and gas producing properties and midstream assets in the Barnett Shale, including approximately 99,000 net acres, 1,121 operated wells, and related natural gas upstream, midstream, and other assets.
“BKV dCarbon Ventures” refers to BKV dCarbon Ventures, LLC, a Delaware limited liability company and the CCUS business of BKV Corporation.
“BKV Upstream Midstream” refers to BKV Upstream Midstream, LLC, a Delaware limited liability company and wholly-owned subsidiary of BKV Corporation.
“BKV-BPP Cotton Cove” or “BKV-BPP Cotton Cove Joint Venture” refers to BKV-BPP Cotton Cove, LLC, a Delaware limited liability company and the joint venture between BKV dCarbon Ventures and BPPUS, in which we currently own a 51% interest.
“BKV-BPP Power” or “BKV-BPP Power Joint Venture” refers to BKV-BPP Power, LLC, a Delaware limited liability company and the joint venture between BKV Corporation and BPPUS, in which we currently own a 50% interest.
“BKV-BPP Power Joint Venture Transaction” refers to BKV’s pending acquisition of one-half of the limited liability company interests of BKV-BPP Power currently held by BPPUS pursuant to that certain membership interest purchase agreement entered into by BKV and BPPUS on October 29, 2025, subject to the satisfaction of certain conditions.
“BKV-CIP Joint Venture” refers to BKV dCarbon Project, LLC, a Delaware limited liability company and the joint venture between BKV dCarbon Ventures and C Squared Solutions, Inc., in which we currently own a 51% interest.
“BKV-CIP JV Agreement” refers to the Limited Liability Company Agreement of BKV dCarbon Project, LLC, entered into on May 8, 2025, by BKV dCarbon Ventures, C Squared Solutions, Inc. and, for the limited purposes specified therein, BKV Corporation.
“BNAC” refers to Banpu North America Corporation, a subsidiary of Banpu, our sponsor, and the majority stockholder of BKV Corporation.

“BPPUS” refers to Banpu Power US Corporation, a wholly-owned subsidiary of Banpu Power and currently the owner of a 50% interest in the BKV-BPP Power Joint Venture and a 49% interest in the BKV-BPP Cotton Cove Joint Venture.
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
“Proved reserves” refers to quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. The area of the reservoir considered as proved includes: (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (a) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (b) the project has been approved for development by all necessary parties and entities, including governmental entities. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.
“RBL Credit Agreement” refers to that certain reserve-based lending agreement dated as of June 11, 2024, as amended from time to time, among BKV Corporation, BKV Upstream Midstream, Citibank, N.A., as administrative agent, and the financial institutions party thereto.
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
“Temple I” refers to the first combined gas turbine and steam turbine power plant located in Temple, Texas and owned by the BKV-BPP Power Joint Venture.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact contained in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management and dividend policy, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “seek,” “envision,” “forecast,” “target,” “predict,” “may,” “should,” “would,” “could,” “will,” the negative of these terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements include, but are not limited to, statements about the consummation and timing of the BKV-BPP Power Joint Venture Transaction, the anticipated benefits, opportunities and results with respect to the BKV-BPP Power Joint Venture Transaction and the Bedrock Acquisition, including any expected value creation from the BKV-BPP Power Joint Venture Transaction or the Bedrock Acquisition, and any reserves additions, midstream opportunities and other anticipated impacts from the Bedrock Acquisition, as well as other aspects of the transactions, guidance, projected or forecasted financial and operating results, future liquidity, leverage, results in certain basins, objectives, project timing, expectations and intentions, regulatory and governmental actions and other statements that are not historical facts. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.
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
•our future operating results;
•the remediation of our material weakness;
•the Bedrock Acquisition and the anticipated benefits thereof;
•BKV-BPP Power Joint Venture Transaction and the anticipated timing and benefits thereof;
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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

BKV Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$83,115	$14,868
Accounts receivable, net	87,187	54,435
Accounts receivable, related parties	11,380	11,414
Prepaid expenses	3,509	7,638
Inventory	6,422	6,255
Commodity derivative assets, current	9,523	—
Other current assets	408	—
Total current assets	201,544	94,610
Natural gas properties
Developed properties	2,883,969	2,315,167
Undeveloped properties	10,830	10,757
Midstream assets	276,849	276,644
Accumulated depreciation, depletion, and amortization	(812,963)	(714,287)
Total natural gas properties, net	2,358,685	1,888,281
Other property and equipment, net	124,089	97,300
Goodwill	18,417	18,417
Investment in BKV-BPP Power	135,726	115,173
Commodity derivative assets	15,470	—
Other noncurrent assets	38,288	17,307
Total assets	$2,892,219	$2,231,088

Liabilities, mezzanine equity, and equity
Current liabilities
Accounts payable and accrued liabilities	$215,501	$121,366
Contingent consideration payable	—	20,000
Commodity derivative liabilities, current	8,832	20,277
Income taxes payable to related party	2,333	1,438
Other current liabilities	9,454	3,124
Total current liabilities	236,120	166,205
Asset retirement obligations	227,678	198,795
Commodity derivative liabilities	22,735	47,357
Deferred tax liability, net	106,496	88,688
Long-term debt, net	486,559	165,000
Other noncurrent liabilities	6,618	5,469
Total liabilities	1,086,206	671,514
Commitments and contingencies (Note 11)
Mezzanine equity
Noncontrolling interest	6,012	—
Stockholders' equity
Common stock, $0.01 par value; 500,000 authorized shares; 89,972 and 84,600 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,566	1,512
Treasury stock, shares at cost; 214 shares as of September 30, 2025 and December 31, 2024	(6,663)	(6,663)
Additional paid-in capital	1,579,307	1,447,671
Retained earnings	218,992	117,054
Total stockholders' equity	1,793,202	1,559,574
Noncontrolling interest	6,799	—
Total equity	1,800,001	1,559,574
Total liabilities, mezzanine equity, and equity	$2,892,219	$2,231,088

The accompanying notes are an integral part of these condensed consolidated financial statements.	11

BKV Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues and other operating income
Natural gas, NGL, and oil sales	$192,435	$126,952	$608,290	$394,493
Midstream revenues	2,582	2,662	8,092	10,168
Derivative gains, net	74,890	35,308	34,907	24,143
Marketing revenues	1,650	1,738	9,507	8,705
Gain on sale of business	—	—	—	5,968
Section 45Q tax credits	3,740	4,281	9,621	10,254
Related party revenues	447	426	1,298	2,629
Other	2,114	1,720	7,007	4,839
Total revenues and other operating income	277,858	173,087	678,722	461,199
Operating expenses
Lease operating and workover	36,920	33,588	106,151	102,228
Taxes other than income	11,643	10,688	35,269	31,903
Gathering and transportation	61,822	54,705	180,641	167,810
Depreciation, depletion, amortization, and accretion	37,882	57,366	115,896	168,845
General and administrative	30,736	33,602	86,509	73,543
Other	16,559	4,126	37,265	15,402
Total operating expenses	195,562	194,075	561,731	559,731
Income (loss) from operations	82,296	(20,988)	116,991	(98,532)
Other income (expense)
Gains on contingent consideration liabilities	—	3,903	—	9,973
Earnings from equity affiliate	21,050	50,562	20,553	27,602
Loss on early extinguishment of debt	—	—	—	(13,877)
Interest expense	(6,475)	(9,197)	(16,985)	(40,443)
Interest expense, related party	—	(1,329)	—	(5,181)
Interest income	274	202	585	3,606
Other income	568	1,019	1,344	1,369
Income (loss) before income taxes	97,713	24,172	122,488	(115,483)
Income tax benefit (expense)	(20,000)	(11,303)	(18,706)	30,070
Net income (loss)	77,713	12,869	103,782	(85,413)
Less: net income attributable to noncontrolling interest	863	—	1,026	—
Net income (loss) attributable to BKV	$76,850	$12,869	$102,756	$(85,413)

Net income (loss) per common share attributable to BKV:
Basic	$0.90	$0.19	$1.20	$(1.28)
Diluted	$0.90	$0.18	$1.20	$(1.28)

Weighted average number of common shares outstanding:
Basic	84,776	68,023	84,731	66,891
Diluted	84,980	70,637	84,853	66,891

The accompanying notes are an integral part of these condensed consolidated financial statements.	12

BKV Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$103,782	$(85,413)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	116,176	169,111
Equity-based compensation expense	9,080	12,819
Deferred income tax (benefit) expense	17,808	(31,272)
Unrealized (gains) losses on derivatives, net	(24,143)	82,142
Gains on contingent consideration liabilities	—	(9,973)
Settlement of contingent consideration	(20,000)	(20,000)
Proceeds from the sale of call options	—	23,502
Payments for the purchase of put options	(16,206)	—
Write-off of capitalized software costs	5,643	—
Gain on sale of business	—	(5,968)
(Gains) losses on sales of assets	1,772	(816)
Earnings from equity affiliate	(20,553)	(27,602)
Loss on early extinguishment of debt	—	13,877
Transaction costs from sale of business assets	(397)	(3,461)
Other, net	3,947	2,016
Changes in operating assets and liabilities:
Accounts receivable, net	(18,233)	(3,412)
Accounts receivable, related party	34	(10,784)
Accounts payable and accrued liabilities	12,381	(30,841)
Other changes in operating assets and liabilities	2,227	851
Net cash provided by operating activities	173,318	74,776
Cash flows from investing activities:
Asset acquisition	(220,283)	—
Cash acquired in consolidation of BKV-BPP Cotton Cove	2,077	—
Capital expenditures	(208,969)	(52,774)
Deposit on fixed asset purchase	(15,000)	—
Proceeds from sale of business	—	131,708
Proceeds from sales of assets	6,875	1,718
Other investing activities, net	257	(23)
Net cash provided by (used in) investing activities	(435,043)	80,629
Cash flows from financing activities:
Net proceeds on long-term debt	490,000	—
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	253,800
Payments on notes payable to related party	—	(75,000)
Proceeds under RBL Credit Agreement	577,000	520,000
Payments on RBL Credit Agreement	(742,000)	(330,000)
Payment on term loan agreement	—	(456,000)
Payment of debt issuance costs	(4,422)	(8,054)
Proceeds from draws on credit facilities	—	44,000
Payments on credit facilities	—	(171,000)
Payments of deferred offering costs	—	(1,369)
Debt extinguishment costs	—	(10,213)
Redemption of common stock issued upon vesting of equity-based compensation and other	—	(2,081)
Net share settlements, equity-based compensation	(1,644)	(53,239)
Cash contributions from noncontrolling interest	11,038	—

The accompanying notes are an integral part of these condensed consolidated financial statements.	13

BKV Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

Net cash provided by (used in) financing activities	329,972	(289,156)
Net increase (decrease) in cash, cash equivalents, and restricted cash	68,247	(133,751)
Cash, cash equivalents, and restricted cash, beginning of period	14,868	165,069
Cash and cash equivalents, end of period	$83,115	$31,318

	Nine Months Ended September 30,
Supplemental cash flow information:	2025	2024
Cash payments for:
Interest	$14,885	$55,558
Income tax	$197	$6
Non-cash investing and financing activities:
Equity issued as consideration for acquisition	$124,254	$—
Noncontrolling interest assumed in consolidation of BKV-BPP Cotton Cove	$6,897	$—
Conversion of mezzanine equity to common stock upon initial public offering	$—	$42,995
Conversion of equity-based compensation to common stock upon initial public offering	$—	$74,993
Reclassification of deferred offering costs to common stock upon initial public offering	$—	$11,649
Increase in accrued capital expenditures	$7,408	$4,546
Additions to asset retirement obligations	$147	$21
Lease liabilities arising from obtaining right-of-use assets	$—	$494
Increase in accrued debt issuance costs	$1,281	$—
Increase in accrued offering costs	$—	$1,588
Adjustment of minority ownership puttable shares to redemption value	$—	$16,989
Adjustment of equity-based compensation to redemption value	$—	$9,310
Impact of redemption of shares issued in settlement of equity-based compensation and other on additional paid-in capital, common stock, and treasury stock	$—	$2,081
Accretion of Class B Units to redemption value	$818	$—
Distributions payable to noncontrolling interest	$6,870	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.	14

BKV Corporation
Condensed Consolidated Statements of Equity and Mezzanine Equity
(in thousands)
(Unaudited)

	Equity								Mezzanine Equity
	Common Stock		Treasury		Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Total Equity	Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	84,600	$1,512	214	$(6,663)	$1,447,671	$117,054	$—	$1,559,574	$—
Net loss	—	—	—	—	—	(78,666)	—	(78,666)	—
Common stock issued upon vesting of RSUs, net of shares withheld for income taxes	108	1	—	—	(1,182)	—	—	(1,181)	—
Equity-based compensation	—	—	—	—	2,067	—	—	2,067	—
Balance, March 31, 2025	84,708	$1,513	214	$(6,663)	$1,448,556	$38,388	$—	$1,481,794	$—
Net income	—	—		—	—	104,572	—	104,572	163
Cash contributions from noncontrolling interest	—	—	—	—	—	—	—	—	4,353
Accretion of Class B Units to redemption value	—	—	—	—	—	(281)	—	(281)	281
Distribution declared to noncontrolling interest	—	—	—	—	—	—	—	—	(6,870)
Common stock issued upon vesting of RSUs, net of shares withheld for income taxes	3	—		—	(23)	—	—	(23)	—
Equity-based compensation	—	—	—	—	4,069	—	—	4,069	—
Balance, June 30, 2025	84,711	$1,513	214	$(6,663)	$1,452,602	$142,679	$—	$1,590,131	$(2,073)
Net income	—	—		—	—	76,850	—	76,850	863
Contributions from noncontrolling interest	—	—	—	—	—	—	6,897	6,897	6,685
Changes due to consolidation of BKV-BPP Cotton Cove	—	—	—	—	—	—	(98)	(98)	—
Accretion of Class B Units to redemption value	—	—	—	—	—	(537)	—	(537)	537
Issuance of common stock	5,234	52	—	—	124,202	—	—	124,254	—
Common stock issued upon vesting of RSUs, net of shares withheld for income taxes	27	1	—	—	(441)	—	—	(440)	—
Equity-based compensation	—	—	—	—	2,944	—	—	2,944	—
Balance, September 30, 2025	89,972	$1,566	214	$(6,663)	$1,579,307	$218,992	$6,799	$1,800,001	$6,012

The accompanying notes are an integral part of these condensed consolidated financial statements.	15

BKV Corporation
Condensed Consolidated Statements of Equity and Mezzanine Equity
(in thousands)
(Unaudited)

	Stockholders' Equity							Mezzanine Equity
	Common Stock		Treasury		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity	Common Stock		Equity-based Compensation	Total Mezzanine Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2023	63,873	$1,283	213	$(4,582)	$1,034,144	$259,924	$1,290,769	2,403	$59,988	$126,966	$186,954
Net loss	—	—	—	—	—	(38,585)	(38,585)	—	—	—	—
Adjustment of minority ownership puttable shares to redemption value	—	—	—	—	(1,548)	—	(1,548)	—	1,548	—	1,548
Adjustment of equity-based compensation to redemption value	—	—	—	—	(495)	—	(495)	—	—	495	495
Common stock issued upon vesting of RSUs, net of shares withheld for income taxes	—	—	—	—	—	—	—	69	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	1,073	1,073
Balance, March 31, 2024	63,873	$1,283	213	$(4,582)	$1,032,101	$221,339	$1,250,141	2,472	$61,536	$128,534	$190,070
Net loss	—	—	—	—	—	(59,697)	(59,697)	—	—	—	—
Adjustment of minority ownership puttable shares to redemption value	—	—	—	—	1,060	—	1,060	—	(1,060)	—	(1,060)
Adjustment of equity-based compensation to redemption value	—	—	—	—	194	—	194	—	—	(194)	(194)
Common stock issued upon vesting of RSUs, net of shares withheld for income taxes	—	—	—	—	—	—	—	9	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	1,072	1,072
Balance, June 30, 2024	63,873	$1,283	213	$(4,582)	$1,033,355	$161,642	$1,191,698	2,481	$60,476	$129,412	$189,888
Net income	—	—		—	—	12,869	12,869	—	—	—	—
Adjustment of minority ownership puttable shares to redemption value	—	—	—	—	17,477	—	17,477	—	(17,477)	—	(17,477)
Adjustment of equity-based compensation to redemption value	—	—	—	—	9,611	—	9,611	—	—	(9,611)	(9,611)
Redemption of common stock issued upon vesting of equity-based compensation	—	1	—	(2,077)	2,076	—	—	(73)	—	(2,077)	(2,077)
Common stock issued upon settlement of RSUs, net of shares withheld	—	—	—	—	—	—	—	2,618	—	(53,239)	(53,239)
Redemption of common stock issued from employee stock purchase plan	—	—	1	(4)	4	—	—	—	(4)	—	(4)
Issuance of common stock upon initial public offering, net of offering costs	15,000	150	—	—	241,826	—	241,976	—	—	—	—
Mezzanine equity conversion	5,026	71	—	—	117,917	—	117,988	(5,026)	(42,995)	(74,993)	(117,988)
Equity-based compensation	—	—	—	—	166	—	166	—	—	10,508	10,508
Balance, September 30, 2024	83,899	$1,505	214	$(6,663)	$1,422,432	$174,511	$1,591,785	—	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.	16

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
The majority shareholder of BKV Corp is BNAC. BKV Corp’s ultimate parent company is Banpu Public Company Limited, a public company listed in the Stock Exchange of Thailand. As of November 10, 2025, the date these condensed consolidated financial statements were available to be issued, BNAC owned 71.0% of BKV Corp's shares. The remaining 29.0% of shares of common stock of BKV Corp were owned by non-controlling members of management, members of the board of directors, and employee and non-employee shareholders.
Basis of Presentation of the Unaudited Condensed Consolidated Financial Statements and Principles of Consolidation
These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts for BKV Corp’s wholly-owned subsidiaries and majority-owned subsidiaries in which BKV Corp has a controlling interest. The condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s 2024 Annual Report on Form 10-K, as certain disclosures and information required by GAAP for complete consolidated financial statements have been condensed or omitted. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which include normal and recurring adjustments, necessary to fairly state the Company’s financial position, results of operations, and cash flows for the periods presented herein. The interim results are not necessarily indicative of results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The December 31, 2024 condensed consolidated balance sheet was derived from the Company's 2024 Annual Report on Form 10-K, but does not include all disclosures required by GAAP for annual financial statements.
Together, BKV Corp, its wholly-owned subsidiaries, and its majority-owned subsidiaries where BKV Corp has a controlling interest and is the primary beneficiary, are referred to collectively as “BKV” or the “Company.” All intercompany balances and transactions between these entities have been eliminated within the condensed consolidated financial statements. Current and deferred income taxes and related tax expense have been determined based on the stand-alone results of BKV by applying the separate return method to BKV’s operations as if it were a separate taxpayer.
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

Management assessed the materiality of this error and concluded it was not material to the Company's previously issued financial statements. Management has revised its previously issued consolidated financial statements to correct the errors as follows (in thousands):

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity	As Previously Reported	Adjusted	As Revised
Retained earnings
Balance, December 31, 2023	$267,368	$(7,444)	$259,924
Balance, March 31, 2024	228,783	(7,444)	221,339
Balance, June 30, 2024	169,086	(7,444)	161,642
Balance, September 30, 2024	181,955	(7,444)	174,511
Total stockholders' equity
Balance, December 31, 2023	1,298,213	(7,444)	1,290,769
Balance, March 31, 2024	1,257,585	(7,444)	1,250,141
Balance, June 30, 2024	1,199,142	(7,444)	1,191,698
Balance, September 30, 2024	1,599,229	(7,444)	1,591,785
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
Liquidity
As of September 30, 2025, the Company held $83.1 million of cash and cash equivalents. The Company’s working capital deficit as of September 30, 2025, was $34.6 million, and for the nine months ended September 30, 2025, cash flows provided by operating activities was $173.3 million. The Company intends to make the payments related to its debt and investments in capital expenditures with cash flows from operations. During the nine months ended September 30, 2025, the Company purchased put options with several counterparties and paid a premium of $16.2 million. For further discussion on derivative transactions, see Note 6 - Derivative Instruments.
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
Significant Accounting Policies
The Company's significant accounting policies are described in the notes to the consolidated financial statements for the year ended December 31, 2024, which are disclosed in the 2024 Annual Report on Form 10-K. There have been no significant changes in accounting policies during the nine months ended September 30, 2025.

Common Shares Issued and Outstanding
As of September 30, 2025 and December 31, 2024, the Company had common shares issued and outstanding of 89,971,784 and 84,600,301, respectively.
Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses. This standard requires that entities (i) disclose amounts of purchases of inventory, employee compensation, and depreciation, depletion, and amortization, including those recognized as part of oil and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption, (ii) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements, (iii) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (iv) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This standard is effective January 1, 2027, with early adoption permitted. Management is currently evaluating the impact this standard will have on the Company’s disclosures.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. Under the new standard, companies may capitalize eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2027, with early adoption permitted as of the beginning of a fiscal year. The standard may be applied prospectively, retrospectively or using a modified transition approach. The Company is currently evaluating the impact that this standard will have on the Company’s consolidated operating results, cash flows, financial condition, and related disclosures.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which requires entities to disclose the title of the chief operating decision maker and, on an interim and annual basis, significant segment expenses and the composition of other segment items for each segment’s reported profit. The standard also permits disclosure of additional measures of segment profit. BKV adopted this guidance effective as of January 1, 2024, and currently identifies one operating segment and one reportable segment.
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
Note 2 - Acquisition
On September 29, 2025, BKV Upstream Midstream acquired 100% of the equity interests of Bedrock Production, LLC (now known as BKV Barnett II, LLC (“BKV Barnett II”)), a Texas limited liability company (such transaction, the “Bedrock Acquisition”) from Bedrock Energy Partners, LLC (the “Seller”), pursuant to a Membership Purchase Agreement (the “Bedrock Purchase Agreement”). BKV Barnett II and its subsidiaries own certain oil and natural gas producing properties and midstream assets in the Barnett Shale.
On September 29, 2025 in connection with the closing, the Company paid a portion of the purchase price consisting of (i) a $37.0 million deposit retained as a holdback for any Company indemnification claims until released on the terms and conditions contained in the Bedrock Purchase Agreement, (ii) approximately $179.5 million in cash to repay certain indebtedness of BKV Barnett II, and (iii) the issuance to the Seller of approximately 5.2 million shares of BKV Corporation common stock with such number of shares having been determined as of the date of execution of the Bedrock Purchase Agreement. The remaining purchase price consideration, expected to be approximately $53.1 million, subject to customary adjustment, will be paid in cash by December 31, 2025, subject to the terms and conditions of the Bedrock Purchase Agreement. The Bedrock Purchase Agreement has an economic effective date of July 1, 2025.

The Company funded the cash consideration paid at the closing of the Bedrock Acquisition, and expects to fund the remainder of the consideration payable, with proceeds from the 2030 Senior Notes, borrowings under the RBL Credit Agreement, and cash on hand. Refer to Note 3 - Debt for further information.
As a result of the Bedrock Acquisition, the Company acquired approximately 99,000 net acres and gas gathering lines, 1,121 producing locations with low 1- and 5-year base decline rates of approximately 7%, and nearly 1 Tcfe of proved reserves (>70% PDP reserves) using NYMEX strip pricing. The Bedrock Acquisition is expected to increase the Company's low-declining PDP reserves by over 100 MMcfe/d and enhance its inventory in the Barnett Shale, aligning with the Company's strategic position in the Fort Worth Basin.
Allocation of Purchase Price. The Bedrock Acquisition was accounted for as an asset acquisition as the fair value of substantially all the assets acquired were concentrated in a group of similar assets. Transaction costs incurred to acquire the assets, which amounted to $3.8 million, were capitalized and included in the cost basis of the acquired assets. The Company expects to complete the purchase price assessment by December 31, 2025, which is when the remainder of the purchase price consideration of approximately $53.1 million, subject to customary adjustment, is due. The stock consideration paid to Seller for the Bedrock Acquisition was valued at $124.3 million on the date of issuance (at closing) resulting in an aggregate value of consideration paid (or to be paid) to the Seller of $397.7 million, subject to customary adjustments, including, but not limited to estimated fair value of assets acquired and liabilities assumed.
Below is a reconciliation of the assets acquired and liabilities assumed (in thousands):

Consideration:
Cash	$269,658
Capitalized transaction costs	$3,761
Shares of BKV Corporation's common stock	5,233,957
BKV common stock price	$23.74
Total stock consideration	$124,254
Total consideration	$397,673
Assets acquired and liabilities assumed
Accounts receivable, net	$15,324
Commodity derivative assets, current	10,508
Developed properties	394,934
Commodity derivative assets	12,839
Other noncurrent assets	6,392
Accounts payable and accrued liabilities	(13,416)
Commodity derivative liabilities, current	(2,636)
Other current liabilities	(134)
Asset retirement obligations	(19,746)
Other noncurrent liabilities	(6,392)
Total net assets acquired	$397,673
Note 3 - Debt
The following table summarizes the debt balances (refer to the Company’s annual financial statements in its 2024 Annual Report on Form 10-K for definitions and further description of the Company’s debt instruments):

(in thousands)	September 30, 2025	December 31, 2024
RBL Credit Agreement	$—	$165,000
2030 Senior Notes (7.50%)	500,000	—
Unamortized debt issuance costs	(13,441)	—
Total debt, net	486,559	165,000
Less: current maturities of long-term debt	—	—
Total long-term debt, net	$486,559	$165,000
2030 Senior Notes
On September 26, 2025, BKV Upstream Midstream issued in a private placement $500.0 million of 7.50% senior unsecured notes due October 15, 2030 (the “2030 Senior Notes”). The 2030 Senior Notes were issued at par and resulted in proceeds of $490.0 million, after deducting underwriters’ discounts and commissions. The proceeds were used to repay a portion of the RBL Credit Agreement and fund a portion of the purchase price of the Bedrock Acquisition, with the remainder of the purchase price being funded with shares of BKV's common stock. In connection with the issuance of the 2030 Senior Notes, the Company recorded debt issuance costs of $13.4 million, which are amortized to interest expense on the Company’s condensed consolidated statements of operations over the term of the 2030 Senior Notes. As of September 30, 2025, the effective interest rate on the 2030 Senior Notes was 8.31%.
Interest on the 2030 Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2026. The 2030 Senior Notes are guaranteed on a senior unsecured basis by the Company and all of BKV Upstream Midstream's existing restricted subsidiaries and certain future subsidiaries (collectively, the “BKV Guarantors,” and such guarantees, the “Guarantees”). These Guarantees are full, unconditional, joint, and several among the BKV Guarantors, subject to certain customary release provisions. At any time prior to October 15, 2027, BKV Upstream Midstream may, on any one or more occasions, redeem all or a part of the 2030 Senior Notes at a redemption price equal to 100% of the principal amount of 2030 Senior Notes redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. On or after October 15, 2027, BKV Upstream Midstream may, on any one or more occasions, redeem all or part of the 2030 Senior Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date, if redeemed during the 12-month period beginning on October 15 of the years indicated below:

Year	Percentage
2027	103.750%
2028	101.875%
2029 and thereafter	100.000%
The indenture governing the 2030 Senior Notes contains covenants that limit the ability of BKV Upstream Midstream and its restricted subsidiaries to: (i) pay dividends on, purchase or redeem its capital stock or purchase or redeem certain subordinated debt; (ii) make certain investments; (iii) incur or guarantee additional indebtedness or issue certain types of preferred equity securities; (iv) create or incur certain secured debt; (v) sell assets; (vi) consolidate, merge or transfer all or substantially all of its assets; (vii) enter into agreements that restrict distributions or other payments from its restricted subsidiaries to BKV Upstream Midstream; (viii) engage in transactions with affiliates; and (ix) create or designate unrestricted subsidiaries.
The indenture governing the 2030 Senior Notes also contains customary events of default, including (i) default for 30 days in payment when due and payable of interest on the 2030 Senior Notes; (ii) default in payment when due and payable of the principal of, or premium, if any, on, the 2030 Senior Notes; (iii) cross-defaults to certain indebtedness; and (iv) certain events of bankruptcy or insolvency with respect to BKV Upstream Midstream or certain of its restricted subsidiaries. If an event of default arises from certain events of bankruptcy, insolvency or reorganization, with respect to BKV Upstream Midstream or certain of its restricted subsidiaries, all outstanding 2030 Senior Notes will become due and payable without further action or notice. If an event of default occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2030 Senior Notes may declare all the 2030 Senior Notes to be due and payable immediately.
 If BKV Upstream Midstream experiences certain types of changes of control and the rating of the 2030 Senior Notes is reduced as a result thereof within 60 days, holders of the 2030 Senior Notes will be entitled to require BKV Upstream Midstream to repurchase the 2030 Senior Notes at 101% of the principal amount thereof, pursuant to an offer on the terms set forth in the indenture governing the 2030 Senior Notes.
RBL Credit Agreement
On June 11, 2024, the Company and BKV Upstream Midstream entered into the RBL Credit Agreement with BKV Upstream Midstream as the borrower and BKV Corp as the guarantor on the RBL Credit Agreement. The RBL Credit Agreement includes a maximum credit commitment of $1.5 billion. On September 22, 2025, with the unanimous consent of the credit facility lenders, the Company and BKV Upstream Midstream amended the RBL Credit Agreement to, among other things, increase the borrowing base by $150.0 million and the elected commitment by $135.0 million. This amendment constituted the semiannual borrowing base redetermination. As of September 30, 2025, the RBL Credit Agreement had a borrowing base of $1.0 billion, an elected commitment of $800.0 million, and the ability to issue up to $40.0 million in letters of credit. As of September 30, 2025 and December 31, 2024, the Company's RBL Credit Agreement had an outstanding balance of zero and $165.0 million, respectively. As of November 10, 2025, $15.0 million of letters of credit were outstanding under the RBL Credit Agreement, leaving $785.0 million of available capacity thereunder for future borrowings and letters of credit.
The loans may be borrowed, repaid, and reborrowed during the term of the RBL Credit Agreement. The RBL Credit Agreement matures on June 12, 2028. The obligations under the RBL Credit Agreement are secured and guaranteed on a secured basis by all of BKV Upstream Midstream’s current and future material restricted subsidiaries. Loans under the RBL Credit Agreement bear interest at one, three, or six-month term SOFR or an ABR, as applicable, plus a credit spread adjustment of 0.10% for SOFR borrowings, plus an applicable margin per annum. Interest is payable on the last day of each interest period and at maturity. BKV Upstream Midstream is obligated to pay certain fees to the lenders and administrative agent under the RBL Credit Agreement, including commitment fees on the average daily amount of the undrawn portion of the commitments. During the three months ended September 30, 2025 and 2024, BKV Upstream Midstream recognized $0.5 million and a negligible amount, respectively, and during the nine months ended September 30, 2025 and 2024, recognized $1.5 million and a negligible amount, respectively, of commitment fees, which are included in interest expense on the condensed consolidated statements of operations.
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
The RBL Credit Agreement requires BKV Upstream Midstream to always hedge not less than 50% of reasonably anticipated projected production from our proved developed producing reserves for the subsequent 24 calendar month period immediately following the date financial statements are required to be delivered under the RBL Credit Agreement for each fiscal quarter.
The RBL Credit Agreement also includes financial covenants that require BKV Upstream Midstream to maintain:
• on a quarterly basis, a minimum Current Ratio (as defined in the RBL Credit Agreement) of no less than 1.00 to 1.00; and
• on a quarterly basis, a Net Leverage Ratio (as defined in the RBL Credit Agreement) of no greater than 3.25 to 1.00.
The RBL Credit Agreement includes customary equity cure rights that will enable BKV Upstream Midstream to cure certain breaches of the minimum current ratio covenant or the maximum net leverage ratio covenant (subject to certain limitations in the RBL Credit Agreement). As of September 30, 2025, BKV Upstream Midstream was in compliance with such covenants in the RBL Credit Agreement.
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

Financing costs related to the RBL Credit Agreement are deferred and capitalized as debt issuance costs and are included within other assets on the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, $7.6 million and $6.9 million, respectively, of unamortized debt issuance costs remained outstanding. As of September 30, 2025, the RBL Credit Agreement had a zero balance and the outstanding letters of credit were $15.0 million. As of December 31, 2024, the effective interest rate on the RBL Credit Agreement was 7.50%, and the outstanding letters of credit were $14.1 million.
Subordinated Intercompany Loan Agreement
On June 18, 2024, the Company paid down $25.0 million of the $75.0 million outstanding on the related party loan with BNAC, including interest, and on September 30, 2024, the Company repaid the outstanding balance of $50.0 million, including interest, with proceeds from the IPO.
Note 4 - Natural Gas Properties & Other Property and Equipment
As of September 30, 2025 and December 31, 2024, accumulated depreciation, depletion, and amortization for developed natural gas properties was $790.8 million and $697.0 million, respectively. Depreciation, depletion, and amortization expense for developed natural gas properties was $31.3 million and $50.4 million for the three months ended September 30, 2025 and 2024, respectively, and $93.8 million and $148.6 million for the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025 and December 31, 2024, accumulated depreciation for midstream assets was $22.1 million and $17.3 million, respectively. Depreciation expense on midstream assets was $1.6 million for both the three months ended September 30, 2025 and 2024, and $4.8 million and $5.3 million for the nine months ended September 30, 2025 and 2024, respectively.
Other property and equipment consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Carbon capture, utilization, and sequestration	$104,378	$69,743
Buildings	6,746	15,707
Furniture, fixtures, equipment, and vehicles	20,415	19,306
Computer software	6,165	5,595
Leasehold improvements	1,685	1,685
Land	3,090	3,090
Construction in process	5,691	3,575
Total	148,170	118,701
Accumulated depreciation	(24,081)	(21,401)
Other property and equipment, net	$124,089	$97,300
Depreciation expense for other property and equipment was $1.2 million and $1.7 million for the three months ended September 30, 2025 and 2024, respectively, and $4.5 million and $4.6 million for the nine months ended September 30, 2025 and 2024, respectively. During the three and nine months ended September 30, 2025, the Company received proceeds on the sale of other properties and equipment of $5.6 million and $6.9 million, respectively, which included the sale of the Bridgeport field office of $5.5 million, less transaction costs of $0.4 million, and recognized a loss on sale of these properties and equipment of $0.5 million and $1.8 million, respectively. During the nine months ended September 30, 2024, the Company received proceeds on the sale of other properties and equipment of $1.7 million and recognized a gain of $0.8 million on sale of these properties and equipment. The gain (loss) on sale of other property and equipment is included in the other revenues in the condensed consolidated statements of operations.
Sales of BKV Chaffee Corners, LLC and BKV Chelsea, LLC
On June 14, 2024, the Company sold its wholly owned subsidiary, Chaffee, representing a non-operated interest in approximately 9,800 net acres and 116.0 gross (24.2 net) wells and 122 Bcfe of proved reserves in NEPA, as well as the Company's interest in the Repsol Oil and Gas operated midstream system, for $106.7 million. For the three and nine months ended September 30, 2024, the Company recognized a gain on the sale of Chaffee of $6.0 million, net of transaction costs of $3.5 million, which is included in the gain on sale of business in the condensed consolidated statements of operations. The Company recognized additional proceeds of $1.1 million upon final settlement on December 6, 2024.

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
As of September 30, 2025, the Company held approximately 19,097 net acres in NEPA, 97% of which were held by production, and approximately 551,976 net acres in the Barnett, 98% of which were held by production. The Barnett includes the net acres from the Bedrock Acquisition of approximately 99,000 net acres, 95% of which are held by production.
Write-Off of ERP System
During 2025, the Company was actively implementing a new enterprise resource planning ("ERP") system and had capitalized $6.9 million in software costs. During the three months ended September 30, 2025, the Company decided to discontinue implementation of this ERP system and wrote off approximately $5.6 million of capitalized software costs as the system was determined to no longer align with the Company's operational and strategic needs. The Company is evaluating a new ERP system that better supports its business processes and long-term objectives.
Note 5 - Fair Value Measurements
As the Company uses the market approach to determine the fair value of its derivative instruments, these fair values are also compared to the values given by counterparties for reasonableness. Since natural gas and NGL swaps do not include optionality and therefore generally have no unobservable inputs, they are classified as Level 2. The Company factors its own non-performance risk into the valuation of derivatives using current published credit default swap rates. As of September 30, 2025 and December 31, 2024, the impact of the non-performance risk adjustment to the Company's fair value of commodity derivative liabilities was $3.4 million and $6.6 million, respectively.
The following tables set forth by level within the fair value hierarchy, the financial assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30, 2025
	Fair Value Measurements Using:
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Derivative instruments	$24,993	$—	$24,993
Financial liabilities
Derivative instruments	31,567	—	31,567

	December 31, 2024
	Fair Value Measurements Using:
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial liabilities
Derivative instruments	$67,634	$—	$67,634
The contingent consideration was generated from the Devon Barnett Acquisition. As of December 31, 2024, the contingent consideration was included in current liabilities in the condensed consolidated balance sheets as a payable as the final payout of $20.0 million was made on January 8, 2025. The Devon Barnett Acquisition and the Exxon Barnett Acquisition contingencies are described further in Note 11 - Commitments and Contingencies. The Devon Barnett Acquisition was accounted for as an asset acquisition with the contingent consideration meeting the criteria of a derivative in accordance with ASC 815 - Derivatives and Hedging. See Note 6 - Derivative Instruments for further discussion.
The minority ownership puttable shares from the 2021 Plan (as defined in Note 9 - Stockholders' Equity) were recorded at fair value upon initial recognition in mezzanine equity, and its common stock was valued using both observable (Level 2) and unobservable (Level 3) inputs. Subsequent to the Company's IPO, the minority ownership puttable shares were converted to common stock. The minority ownership puttable shares are further described in Note 9 - Stockholders' Equity.
Equity-based compensation from the 2021 Plan was recorded at fair market value on the grant date. The underlying market condition was valued using the application of Monte Carlo simulations using both observable (Level 2) and unobservable (Level 3) inputs. Prior to the Company's IPO, the remaining components of the awards were valued based on the fair market value of the common stock of the Company, determined using the same valuation methodologies applied to the minority ownership puttable shares. Equity-based compensation is further described in Note 9 - Stockholders' Equity.
The table below sets forth the changes in the Company's Level 3 fair value measurements for the nine months ended September 30, 2024:

(in thousands)	Contingent Consideration	Minority Ownership	Equity-Based Compensation	Total
Balance, December 31, 2023	$29,676	$59,988	$126,966	$216,630
Grant date fair value of equity-based compensation, pre-IPO	—	—	1,073	1,073
Change in fair market value	(6,594)	1,548	495	(4,551)
Balance, March 31, 2024	23,082	61,536	128,534	213,152
Grant date fair value of equity-based compensation, pre-IPO	—	—	1,072	1,072
Change in fair market value	524	(1,060)	(194)	(730)
Balance, June 30, 2024	23,606	60,476	129,412	213,494
Mezzanine equity conversion	—	(42,995)	(74,993)	(117,988)
Grant date fair value of equity-based compensation, pre-IPO	—	(4)	(44,808)	(44,812)
Change in fair market value	(3,903)	(17,477)	(9,611)	(30,991)
Balance, September 30, 2024	$19,703	$—	$—	$19,703
Other Fair Value Measurements
The carrying value of cash and cash equivalents, accounts receivable, net, and accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. Long-term debt obligations under the RBL Credit Facility also approximate fair value because the variable rates of interest are market-based. The fair value of the 2030 Senior Notes as of September 30, 2025 was approximately $500.2 million based on quoted market prices from banks and are classified Level 2 in the fair value hierarchy. The 2030 Senior Notes are carried on the condensed consolidated balance sheets at its original issuance value, as adjusted over time to accrete that value to par.
Note 6 - Derivative Instruments
The Company may utilize derivative contracts in connection with its natural gas and NGL operations to provide an economic hedge of the Company’s exposure to commodity price risk associated with anticipated future natural gas and NGL production. The Company also determined that the contingent consideration generated from the Devon Barnett Acquisition met the definition of a derivative in accordance with ASC 815 - Derivatives and Hedging, and the fair value of the contingent consideration was $20.0 million as of December 31, 2024, and is included in contingent consideration payable in the condensed consolidated balance sheets. The change in the fair value of this contingent consideration was a gain of $3.9 million and a gain of $7.8 million for the three and nine months ended September 30, 2024, respectively, and is included in gains on contingent consideration liabilities on the condensed consolidated statements of operations. See Note 11 - Commitments and Contingencies for further discussion.

The derivative contracts outstanding as of September 30, 2025 consisted of commodity swaps, basis swaps, put and call options, and producer collar agreements, subject to master netting agreements with each individual counterparty. The following table presents gross commodity derivative balances prior to applying netting adjustments recorded in the condensed consolidated balance sheets:

		September 30, 2025
(in thousands)	Balance Sheet Location	Gross Amounts of Assets and Liabilities	Offset Adjustments	Net Amounts of Assets and Liabilities
Current derivative assets	Commodity derivative assets, current	$24,914	$(15,391)	$9,523
Noncurrent derivative assets	Commodity derivative assets	26,223	(10,753)	15,470
Current derivative liabilities	Commodity derivative liabilities, current	24,223	(15,391)	8,832
Noncurrent derivative liabilities	Commodity derivative liabilities	33,488	(10,753)	22,735

		December 31, 2024
(in thousands)	Balance Sheet Location	Gross Amounts of Assets and Liabilities	Offset Adjustments	Net Amounts of Assets and Liabilities
Current derivative assets	Commodity derivative assets, current	$5,187	$(5,187)	$—
Noncurrent derivative assets	Commodity derivative assets	872	(872)	—
Current derivative liabilities	Commodity derivative liabilities, current	25,464	(5,187)	20,277
Noncurrent derivative liabilities	Commodity derivative liabilities	48,229	(872)	47,357

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
Derivative Contracts
The following tables set forth the derivative gains, net on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Gain on settled derivatives, net	$19,697	$38,350	$10,764	$106,285
Gain (loss) on unsettled derivatives, net	55,193	(3,042)	24,143	(82,142)
Derivative gains, net	$74,890	$35,308	$34,907	$24,143
Settled derivative gains, net for the nine months ended September 30, 2024, includes gains of $13.3 million related to the termination of certain natural gas commodity derivative swap contracts prior to their contractual settlement dates. $8.4 million of such gains is attributable to early-terminated natural gas commodity derivative swap contracts covering production during the nine months ended September 30, 2024. There were no early-terminated natural gas commodity swap contracts during the three months ended September 30, 2024, or during the three and nine months ended September 30, 2025.
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
Volume of Derivative Activities
As of September 30, 2025, the Company’s derivative activities based on volume and contract prices, categorized by primary underlying risk and related commodity, by year, were as follows:
The following table represents natural gas commodity derivatives indexed to NYMEX Henry Hub pricing:

Instrument	MMBtu	Weighted Average Price (USD)	Weighted Average Price Floor	Weighted Average Price Ceiling	Fair Value as of September 30, 2025 (in thousands)
2025
Swap	22,567,367	$3.58			$(233)
Collars	2,488,343		$3.71	$4.14	$571
2026
Swap	104,758,689	$3.85			$(3,892)
Collars	28,499,328		$3.56	$4.23	$2,034
Call options	36,500,000			$5.00	$(9,854)
Put options	29,200,000		$3.00		$5,240
2027
Swap	67,050,383	$4.04			$5,711
Collars	37,662,319		$3.57	$4.00	$(5,347)
Call options	36,500,000			$5.00	$(13,619)
Put options	36,500,000		$3.00		$9,332
2028
Swaps	26,375,323	$4.06			$6,894
The following table represents natural gas basis derivatives based on the applicable basis reference price listed below:

Instrument	Basis Reference Price	MMBtu	Weighted Average Basis Differential	Fair Value as of September 30, 2025 (in thousands)
2025
Swap	Transco Leidy Basis	3,220,000	$(0.86)	$23
Swap	HSC Basis	7,360,000	$(0.45)	$(1,190)
Swap	Transco St 85 (Z4) Basis	5,980,000	$0.45	$(47)
Swap	NGPL TXOK Basis	5,709,048	$(0.37)	$(487)
2026
Swap	Transco Leidy Basis	14,600,000	$(0.03)	$(304)
Swap	HSC Basis	18,250,000	$(0.05)	$(332)
Swap	NGPL TXOK Basis	25,308,643	$(0.06)	$(1,615)
2027
Swap	NGPL TXOK Basis	16,965,270	$(0.09)	$(866)
The following table represents natural gas liquids commodity derivatives for contracts, by contract type, expiring through December 31, 2027, based on the applicable index listed below:

Instrument	Commodity Reference Price	Gallons	Weighted Average Price (USD)	Fair Value as of September 30, 2025 (in thousands)
2025
Swap	OPIS Purity Ethane Mont Belvieu	39,621,038	$0.26	$(333)
Swap	OPIS IsoButane Mont Belvieu Non-TET	2,943,023	$0.85	$(249)
Swap	OPIS Normal Butane Mont Belvieu Non-TET	4,218,379	$0.82	$(322)
Swap	OPIS Propane Mont Belvieu Non-TET	16,354,066	$0.73	$571
Swap	OPIS Natural Gasoline Mont Belvieu Non-TET	6,372,043	$1.39	$635
2026
Swap	OPIS Purity Ethane Mont Belvieu	142,691,481	$0.25	$(1,117)
Swap	OPIS IsoButane Mont Belvieu Non-TET	10,075,218	$0.83	$(299)
Swap	OPIS Normal Butane Mont Belvieu Non-TET	16,928,342	$0.80	$(223)
Swap	OPIS Propane Mont Belvieu Non-TET	59,163,120	$0.69	$57
Swap	OPIS Natural Gasoline Mont Belvieu Non-TET	25,835,930	$1.37	$2,637
2027
Swap	OPIS Purity Ethane Mont Belvieu	79,965,970	$0.28	$405
Swap	OPIS IsoButane Mont Belvieu Non-TET	2,732,077	$0.76	$(94)
Swap	OPIS Normal Butane Mont Belvieu Non-TET	4,873,274	$0.74	$(121)
Swap	OPIS Propane Mont Belvieu Non-TET	15,478,884	$0.64	$(287)
Swap	OPIS Natural Gasoline Mont Belvieu Non-TET	6,777,531	$1.26	$147

Note 7 - Revenue from Contracts with Customers
All of the Company's revenues from contracts with customers are generated in the states of Pennsylvania and Texas. Revenues consist of the following:

	Three Months Ended September 30, 2025
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$11,053	$139,880	$150,933
NGLs	—	39,773	39,773
Oil	—	1,729	1,729
Total natural gas, NGL, and oil sales	11,053	181,382	192,435

Marketing revenues	—	1,650	1,650
Midstream revenues	—	2,582	2,582
Related party and other(1)	—	3,095	3,095
Total	$11,053	$188,709	$199,762

	Three Months Ended September 30, 2024
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$5,063	$82,815	$87,878
NGLs	—	37,489	37,489
Oil	—	1,585	1,585
Total natural gas, NGL, and oil sales	5,063	121,889	126,952

Marketing revenues	—	1,738	1,738
Midstream revenues	—	2,662	2,662
Related party and other(1)	—	2,146	2,146
Total	$5,063	$128,435	$133,498

	Nine Months Ended September 30, 2025
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$50,660	$423,818	$474,478
NGLs	—	126,086	126,086
Oil	—	7,726	7,726
Total natural gas, NGL, and oil sales	50,660	557,630	608,290

Marketing revenues	—	9,507	9,507
Midstream revenues	—	8,092	8,092
Related party and other(1)	—	10,077	10,077
Total	$50,660	$585,306	$635,966

	Nine Months Ended September 30, 2024
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$23,008	$244,045	$267,053
NGLs	—	122,121	122,121
Oil	—	5,319	5,319
Total natural gas, NGL, and oil sales	23,008	371,485	394,493

Marketing revenues	—	8,705	8,705
Midstream revenues	2,014	8,154	10,168
Related party and other(1)	—	6,652	6,652
Total	$25,022	$394,996	$420,018
____________________________________________________
(1)Excludes gains (losses) on sales of assets included in other revenue on the condensed consolidated statements of operations.
Accounts Receivable and Revenue from Contracts with Customers
Substantially all of the Company’s accounts receivable result from the sale of natural gas and joint interest billings. The Company sells natural gas, NGLs, and oil to fewer than five customers and bills working interest owners for costs related to development of the Company’s natural gas properties. As of September 30, 2025 and December 31, 2024, the Company’s receivables from contracts with customers were $49.2 million and $45.8 million, respectively. Also, as of September 30, 2025 and December 31, 2024, one purchaser accounted for more than 10% of accounts receivables, and for the three months ended September 30, 2025 and 2024, that purchaser’s revenues were $146.9 million and $88.1 million, respectively, and for the nine months ended September 30, 2025 and 2024, the same purchaser’s revenues were $467.0 million and $264.2 million, respectively. Another purchaser’s revenues, that also accounted for more than 10% of the Company’s revenues during the three months ended September 30, 2025 and 2024 amounted to $37.2 million and $33.2 million, respectively, and during the nine months ended September 30, 2025 and 2024, amounted to $115.3 million and $107.7 million, respectively. The Company does not believe that the loss of these customers would have a material adverse effect on the condensed consolidated financial statements because alternative customers are readily available.
Note 8 - Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities included in current liabilities consist of the following:

(in thousands)	September 30, 2025	December 31, 2024
Accounts payable	$88,034	$53,238
Bedrock Acquisition consideration payable	53,136	—
Revenues payable	31,303	17,921
Accrued payroll	17,566	23,435
Oil and gas production and other taxes payable	21,932	21,263
Other accrued liabilities	3,530	5,509
Total	$215,501	$121,366
Note 9 - Stockholders' Equity
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
Any shares of common stock awarded under the 2024 Plan that have been canceled, forfeited, expired, settled for cash shares, or is unearned (in whole or part) will be added back to the aggregate number of shares of common stock available under the 2024 Plan, with the exception of the following: (i) shares of common stock withheld by the Company in payment of the exercise price of a stock option; (ii) shares of common stock tendered or otherwise used in payment of the exercise price of a stock option; (iii) shares of common stock withheld by the Company or tendered or otherwise used to satisfy a tax withholding obligation; (iv) shares of common stock subject to share-settled appreciation rights that are not actually issued in connection with the settlement of such appreciation right; and (v) shares of common stock reacquired by the Company on the open market or otherwise using cash proceeds from the exercise of stock options. As of September 30, 2025, 2,699,889 shares were available for future grants under the 2024 Plan.
Performance-Based Restricted Stock Units
On September 27, 2024, the Company granted 704,649 performance-based restricted stock units (“PRSUs”) under the 2024 Plan that cliff vest on December 31, 2026 and are subject to a performance period beginning January 1, 2024 and ending on December 31, 2026. During the three and nine months ended September 30, 2025, the Company granted 40,891 and 663,596, respectively, PRSUs, which cliff vest on December 31, 2027, and are subject to a performance period beginning January 1, 2025 and ending on December 31, 2027 (collectively with the grants issued in 2024, the “PRSU Performance Period”). The table below summarizes the PRSU activity for the nine months ended September 30, 2025:

(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Unvested PRSUs as of January 1, 2025	703	$12.23
Granted	664	$19.19
Vested	(53)	$13.43
Forfeited	(105)	$14.24
Unvested PRSUs as of September 30, 2025	1,209	$15.82
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
The aTSR and rTSR components of the awards are market-based conditions valued using the Monte-Carlo Simulation pricing model, which calculates multiple potential outcomes and establishes grant date fair value based on the most likely outcome. For purposes of the grant date fair value during the nine months ended September 30, 2025, the aTSR and rTSR components assumed a risk free rate of 3.7%, a dividend yield of an immaterial amount, and volatility of 40% that used a combination of daily historical and implied volatility over a look back period commensurate with the remaining term of the assets. The weighted average grant date fair values of the aTSR and rTSR components of PRSU awards granted were $15.78 and $29.30, respectively, during the three months ended September 30, 2025, and $14.26 and $23.73, respectively, for the nine months ended September 30, 2025.
ROCE is considered to be a non-market performance condition. Thus, the likelihood of achievement must be reassessed at every reporting period, and compensation expense is adjusted accordingly. As of September 30, 2025, management estimates ROCE performance for the post IPO grants to be lower than the target performance by approximately 1.3%, and for the grants that were issued during the nine months ended September 30, 2025, to be higher than the target performance level by approximately 51.6%. The grant date fair value of the PRSUs presented in the activity for the three and nine months ended September 30, 2025, takes into account the grant date fair value for ROCE, due to the non-market performance conditions being probable of achievement as of the respective modification date or grant date which establishes a grant date fair value. The weighted average grant date fair value of the ROCE component of PRSU awards granted during the three and nine months ended September 30, 2025, was $21.42 and $19.75, respectively.
As of September 30, 2025, there was $15.5 million of unrecognized compensation expense related to the PRSU awards, which will be amortized over a weighted average period of 1.8 years.
Equity-based compensation related to PRSUs was $1.6 million and $5.7 million for the three and nine months ended September 30, 2025, respectively, and was negligible during the three and nine months ended September 30, 2024. Equity compensation related to PRSUs is included in general administrative expenses in the condensed consolidated statements of operations.
Time-Based Restricted Stock Units
On September 27, 2024, the Company granted 469,835 time-based restricted stock units (“TRSUs”) under the 2024 Plan, and during the three and nine months ended September 30, 2025, the Company granted 27,258 and 462,031, respectively, TRSUs under the 2024 Plan. Under the applicable provisions of the 2024 Plan, the TRSU incentive award vests annually over three anniversary dates in equal portions with the first tranche vesting on January 1, 2025, subject to continued employment with the Company and board of director approval. The table below summarizes the TRSU activity for the nine months ended September 30, 2025:

(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Unvested TRSUs as of January 1, 2025	469	$18.05
Granted	462	$19.97
Vested	(156)	$18.05
Forfeited	(76)	$18.52
Unvested TRSUs as of September 30, 2025	699	$19.27
As of September 30, 2025, there was $10.1 million of unrecognized compensation expense related to the 2024 TRSU awards, which will be amortized over a weighted average period of 2.0 years.
Equity-based compensation related to the TRSUs was $1.3 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $3.4 million and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively, which is included in general administrative expenses in the condensed consolidated statements of operations.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (the “ESPP”) became effective immediately prior to the consummation of the IPO. A total of 500,000 shares of the Company's common stock are available for awards under the ESPP and only permits eligible employees to purchase shares of the Company's common stock through payroll deductions, which cannot exceed 10% of the employee's eligible compensation. The ESPP will be implemented through a series of offerings of up to a period of 27 months, which will consist of one offering period. During the offering period, payroll contributions will accumulate without interest and, on the last trading day of the offering period, accumulated payroll deductions will be used to purchase shares of the Company's common stock. For the three and nine months ended September 30, 2025, the Company recognized equity-based compensation expense related to the ESPP of a negligible amount, which is included in general administrative expenses in the condensed consolidated statements of operations.
2021 Equity and Incentive Compensation Plan
On January 1, 2021, the BKV Corporation Long-Term Incentive Plan (the “2021 Plan”) was established. Upon consummation of the IPO, 7,724,499 RSUs were considered to have been granted under ASC 718 - Compensation-Stock Compensation (“ASC 718”), when taking into consideration performance RSUs at the maximum performance level and TRSUs anticipated to be legally granted in the three years following inception. As of December 31, 2024, the awards considered granted under ASC 718 since inception equaled the number of RSUs legally granted. Prior to the Company's IPO, RSUs under the 2021 Plan were recognized in mezzanine equity on the condensed consolidated statements of stockholders' equity and mezzanine equity and were valued using unobservable inputs. See Note 5 - Fair Value Measurements for further detail.
Performance-Based Restricted Stock Units
PRSUs cliff vest and were subject to a vesting or performance period beginning January 1, 2021 and ending on December 31, 2023 (the “Performance Period”). As of December 31, 2023, or the Performance Period, the Company achieved its goals as follows: TSR met its threshold at 136%, ROCE met its threshold at 131%, and IPO readiness met its threshold at 200%. In February 2024, the Plan’s committee approved the Company’s goals and the PRSUs outstanding as of December 31, 2023, vested with some being forfeited prior to the Plan’s approval.
The following table summarizes the PRSU activity under the 2021 Plan for the nine months ended September 30, 2024:

(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Unvested PRSUs as of December 31, 2023	3,967	$19.02
Vested	(3,963)	$19.02
Forfeited	(4)	$19.02
Unvested PRSUs as of September 30, 2024	—	$—
Time-Based Restricted Stock Units
The following table summarizes the TRSU activity under the 2021 Plan for the nine months ended September 30, 2024:

(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Unvested TRSUs as of December 31, 2023	727	$22.37
Vested (1)	(659)	$22.12
Forfeited	(68)	$22.12
Unvested TRSUs as of September 30, 2024	—	$—
__________________________________________________
(1) For the nine months ended September 30, 2024, the total fair value of the shares vested was $18.00.
For the three and nine months ended September 30, 2024, equity-based compensation expense related to the TRSUs under the 2021 Plan was $10.5 million and $12.7 million, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. Upon consummation of the IPO, the remaining TRSUs from the 2021 Plan vested.
Note 10 - Investments
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

On May 30, 2025, the Company entered into a credit facility agreement with BKV-BPP Power to allow BKV-BPP Power to borrow up to $10.0 million from the Company (“BKV-BPP Power Credit Facility”). Interest on the outstanding principal is at six-month SOFR plus an interest rate margin of 5.35%, and payable on a semi-annual basis and upon expiration of the term of the facility. The term of the BKV-BPP Power Credit Facility is from June 1, 2025 until the earlier of May 31, 2027 or until BKV-BPP Power secures a working capital facility from other financial sources. As of September 30, 2025, there were no outstanding borrowings on the BKV-BPP Power Credit Facility.
The Company has an Administrative Service Agreement (“ASA”) with BKV-BPP Power, in which the Company provides certain services as required by the ASA, on an annual basis with options to extend. During the three months ended September 30, 2025 and 2024, the Company recognized revenues of $0.4 million for both periods, and for the nine months ended September 30, 2025 and 2024, recognized revenues of $1.3 million and $2.6 million, respectively, related to the services provided under the ASA, which is included in related party revenues on the condensed consolidated statements of operations.
During the three months ended September 30, 2025 and 2024, the Company recognized, based on its 50% ownership interest in BKV-BPP Power, earnings of $21.1 million and $50.6 million, respectively, and during the nine months ended September 30, 2025 and 2024, the Company recognized earnings of $20.6 million and $27.6 million, respectively. For the three months ended September 30, 2025 and 2024, BKV-BPP Power's total revenues, net, included unrealized derivative gains of $27.8 million and $107.0 million, respectively, and operating expenses included unrealized derivative losses of $1.0 million and unrealized derivative gains of $1.8 million, respectively. For the nine months ended September 30, 2025 and 2024, BKV-BPP Power's total revenues, net, included unrealized derivative gains of $23.3 million and $75.9 million, respectively, and operating expenses included unrealized derivative losses of $1.4 million and $3.9 million, respectively.
The table below sets forth the summarized financial information of BKV-BPP Power:

Income Statement	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands)	(unaudited)		(unaudited)
Total revenues, net	$178,865	$221,109	$413,279	$392,880
Depreciation and amortization	9,547	9,487	28,710	28,439
Operating expenses	112,517	92,934	301,212	256,566
Income from operations	56,801	118,688	83,357	107,875
Interest expense	(16,013)	(18,437)	(48,035)	(55,386)
Other income	1,312	873	5,784	2,715
Net income	$42,100	$101,124	$41,106	$55,204
Subsequent to September 30, 2025, on October 29, 2025, the Company entered into a definitive purchase agreement with BPPUS to acquire one-half of the limited liability company interests of BPP-BPP Power currently held by BPPUS, subject to the satisfaction of certain conditions to closing. At the closing of the transaction, BKV-BPP Power will be owned 75% by the Company and 25% by BPPUS. For additional information, see Note 14 - Subsequent Events.
Variable Interest Entities
BKV-CIP Joint Venture
On May 8, 2025, BKV dCarbon Ventures, together with C Squared Solutions, Inc. (the “Class B Member”), a subsidiary of the Energy Transition Fund managed by Copenhagen Infrastructure Partners (CIP), and for the limited purposes specified therein, BKV Corporation, entered into the BKV-CIP JV Agreement forming BKV dCarbon Project, LLC (the “BKV-CIP Joint Venture”) for the purpose of developing CCUS projects. On May 8, 2025, BKV dCarbon Ventures contributed to the BKV-CIP Joint Venture $40.3 million of CCUS assets that included the BKV dCarbon Barnett Zero, LLC and BKV dCarbon Las Tiendas, LLC and related assets (including the Barnett Zero and Eagle Ford CCUS projects), and $4.1 million of Section 45Q accrued receivables at carrying value, and committed to future contributions of certain CCUS projects, related assets, and/or cash in exchange for an interest in the BKV-CIP Joint Venture and 4,796,421 Class A Units at $10.00 per share. The Class B Member committed up to an initial $500.0 million in cash for use by the BKV-CIP Joint Venture in construction and operating new CCUS projects across the United States in exchange for no more than a 49% interest in the BKV-CIP Joint Venture and 49% of the Section 45Q tax credits generated in 2024 through the date of the BKV-CIP JV Agreement. As of September 30, 2025, the Class

B Member contributed $11.0 million and was obligated to contribute an additional $6.9 million, which was contributed on October 1, 2025. In exchange for the Class B Member's contribution to the BKV-CIP Joint Venture as of September 30, 2025, the Class B Member has received a total of 1,103,773 of the BKV-CIP Joint Venture's Class B Units at $10.00 per share. The subscription receivable as of September 30, 2025 of $6.9 million is netted within noncontrolling interest and mezzanine equity on the condensed consolidated balance sheets.
Net income (loss) is allocated to each member pursuant to the BKV-CIP JV Agreement's liquidation provisions. For the three and nine months ended September 30, 2025, BKV dCarbon Ventures and the Class B Member's allocation in BKV-CIP Joint Venture's net income (loss) was 55% and 45%, respectively.
BKV-BPP Cotton Cove Joint Venture
On June 26, 2025, BKV dCarbon Ventures and BPPUS amended and restated the BKV-BPP Cotton Cove, LLC Agreement whereby on July 9, 2025, BKV dCarbon Ventures contributed $3.3 million to BKV-BPP Cotton Cove, net of $0.1 million of expenditures paid by BKV dCarbon Ventures on behalf of BKV-BPP Cotton Cove, and on July 10, 2025, BPPUS received $5.4 million of its initial capital contribution of $8.6 million from BKV-BPP Cotton Cove. On July 31, 2025, BKV dCarbon Ventures and BPPUS contributed an additional $3.8 million and $3.6 million, respectively.
As a result of these transactions, BKV dCarbon Ventures owns a 51% controlling interest in BKV-BPP Cotton Cove, with BPPUS retaining a 49% interest. The identifiable assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date, with the excess of the fair value of the net assets acquired over the consideration transferred recognized as noncontrolling interest within equity. The primary components of the assets acquired and liabilities assumed included the following (in thousands):

Consideration
Cash	$6,927
Total consideration	6,927

Assets acquired and liabilities assumed
Cash and cash equivalents	$2,077
Account receivable, net	(624)
Other property and equipment, net	5,535
Accounts payable and accrued liabilities	(61)
Total net assets acquired	$6,927
Both the BKV-CIP Joint Venture and BKV-BPP Cotton Cove Joint Venture were formed to advance the Company’s CCUS strategy and do not represent a material business combination under ASC 805, Business Combination, as the assets acquired and liabilities assumed were not significant to the Company’s condensed consolidated financial statements. Accordingly, the Company did not recognize goodwill or a bargain purchase gain.
The Company considers the BKV-CIP Joint Venture and BKV-BPP Cotton Cove Joint Venture to each be a variable interest entity (“VIE”) in accordance with ASC 810, Consolidation as the Company is deemed to be the primary beneficiary of these joint ventures. Generally, a VIE is an entity with at least one of the following conditions: (i) the total equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support, or (ii) the holders of the equity investment at risk, as a group, lack the characteristics of having a controlling financial interest. The primary beneficiary of a VIE is an entity that has a variable interest or a combination of variable interests that provide such entity with a controlling financial interest in the VIE. An entity is deemed to have a controlling financial interest in a VIE if it has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
The BKV-CIP Joint Venture and BKV-BPP Cotton Cove are exposed to similar operational risks as the Company, and are each therefore monitored and evaluated on a similar basis by management. The carrying amounts and classification of the consolidated VIE assets and liabilities included in the consolidated balance sheets are as follows (excluding intercompany balances):

(in thousands)	September 30, 2025
Assets
Current assets
Cash and cash equivalents	$8,836
Accounts receivable, net	9,619
Prepaid expenses	41
Total current assets	18,496
Other property and equipment, net	64,712
Total assets	$83,208

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$11,005
Total liabilities	$11,005
Noncontrolling Interests
Noncontrolling interests held by the Class B Member of 49% in the BKV-CIP Joint Venture and by BPPUS of 49% in BKV-BPP Cotton Cove are presented as noncontrolling interest on the condensed consolidated balance sheets. Pursuant to the BKV-CIP JV Agreement, the Class B Units are not mandatorily redeemable or currently redeemable, but become exercisable with the passage of time, which is on the second anniversary of the BKV-CIP JV Agreement, or May 8, 2027. The Company determined that there is an embedded put option in the Class B Units, which does not meet the derivative accounting criteria, and is not within control of the Company. Therefore, the shares of the BKV-CIP Joint Venture's Class B Units have been classified as noncontrolling interest within mezzanine equity on the Company's condensed consolidated balance sheets. The redemption value of the Class B Units is based on a multiple investment on capital equal to 1.65, which may be redeemed on the second anniversary date. The contributions from the Class B Member are accreted to the redemption value over a 2-year period (using the effective interest method) with the accretion accounted for as a dividend paid to the Class B Member.
As of September 30, 2025, distributions payable to Class B Member was $6.9 million, which represents 49% of the Section 45Q tax credits generated by BKV dCarbon Ventures in 2024. The distributions payable is included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.
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
As a part of the consideration paid for the Devon Barnett Acquisition, additional cash consideration would be required to be paid by the Company if certain thresholds were met for average Henry Hub natural gas and WTI crude oil prices for each of the calendar years during the period beginning January 2021 through December 31, 2024 (the “Devon Barnett Earnout”). Average Henry Hub payouts and threshold were as follows: $2.75/MMBtu $20.0 million, $3.00/MMBtu $25.0 million, $3.25/MMBtu $35.0 million, and $3.50/MMBtu $45.0 million; average WTI payouts and thresholds are as follows for these periods: $50.00/Bbl

$10.0 million, $55.00/Bbl $12.5 million, $60.00/Bbl $15.0 million, and $65.00/Bbl $20.0 million. Payments were due in the month following the end of the respective measurement period for which the hurdle rates were set. As of December 31, 2024, the final portion of the arrangement was considered to be settled resulting in a settlement of $20.0 million, which is reflected as contingent consideration payable within current liabilities on the condensed consolidated balance sheets, and was paid on January 8, 2025. As described in Note 5 - Fair Value Measurements and Note 6 - Derivative Instruments, the contingent consideration was accounted for as a derivative instrument. Management uses NYMEX forward pricing estimates for both Henry Hub and WTI hurdle rates and Monte Carlo simulations to determine the fair value of the contingent consideration. For the three and nine months ended September 30, 2024, the changes in the fair value of the contingent consideration were gains of $3.9 million and $7.8 million, respectively. These changes in the fair value during this period impacted the associated liability on the condensed consolidated balance sheets and the changes were recognized in the gains on contingent consideration liabilities on the condensed consolidated statements of operations.
In conjunction with the Exxon Barnett Acquisition, additional cash consideration would have been required to be paid by the Company if certain thresholds for future Henry Hub natural gas prices were met for the year ended December 31, 2024. Based on the thresholds for this period, no payout was required. As of December 31, 2024, the fair value of the contingent consideration was zero. The changes in the fair value of the contingent consideration for the three and nine months ended September 30, 2024 were gains of a negligible amount and $2.2 million, respectively. These changes in the fair value during this period reduced the associated liability on the condensed consolidated balance sheets and recognition of the gains were recognized in the gains on contingent consideration liabilities on the condensed consolidated statements of operations. Refer to Note 5 - Fair Value Measurements for the valuation methodology and associated inputs.
The Company has volume commitments in the form of gathering, processing, and transportation agreements with various third parties that require delivery of 968,009,357 dekatherms of natural gas. The significant majority of the agreements terminate by 2029, with one agreement extending through 2036. As of September 30, 2025, the aggregate undiscounted future payments required under these contracts total $278.6 million.
A summary of the Company's commitments, excluding contingent consideration, as of September 30, 2025, is provided in the following table:

(in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Interest payable	$1,041	$—	$—	$—	$—	$—	$1,041
Operating lease payments	1,608	6,216	1,139	924	947	3,660	14,494
Transportation commitments	18,546	70,909	62,062	53,909	34,257	38,928	278,611
Total	$21,195	$77,125	$63,201	$54,833	$35,204	$42,588	$294,146
Note 12 - Income Taxes
The Company's effective tax expense (benefit) rates for the three months ended September 30, 2025 and 2024 were 20.5% and 46.8%, respectively, and for the nine months ended September 30, 2025 and 2024 were 15.3% and (26.0)%, respectively. For the three and nine months ended September 30, 2025 and 2024, the difference in the effective tax rate from the U.S. statutory federal income tax rate of 21.0% was primarily driven by the benefit of Section 45Q tax credits from the injection of captured CO2 waste for secure geologic storage in the Barnett Zero CCUS project well, Section 45I tax credits from marginal well production, and state apportionment changes. These tax benefits were partially offset by tax expense associated with the limitation on deductible executive compensation.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA includes extensions and modifications to certain tax provisions originally enacted under the 2017 Tax Cuts and Jobs Act and the narrowing and phase out of certain of the clean energy tax credit provisions originally enacted under the 2022 Inflation Reduction Act. Key changes include the immediate expensing of domestic research and development costs, the reinstatement of 100% bonus depreciation, and new interest expense limitation based on EBITDA. These provisions did not have a material effect on the Company's financial statements for the three and nine months ended September 30, 2025.
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
The calculation of basic and diluted net income (loss) per common share attributable to BKV for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net income (loss) attributable to BKV	$76,850	$12,869	$102,756	$(85,413)
Accretion of Class B Units to redemption value	(537)	—	(818)	—
Net income (loss) including accretion of Class B Units to redemption value	$76,313	$12,869	$101,938	$(85,413)

Basic weighted average common shares outstanding	84,776	68,023	84,731	66,891
Add: dilutive effect of TRSUs	204	373	122	—
Add: dilutive effect of PRSUs	—	2,241	—	—
Diluted weighted average of common shares outstanding	84,980	70,637	84,853	66,891
Weighted average number of outstanding securities excluded from the calculation of diluted loss per share
TRSUs	—	—	—	319
PRSUs	—	—	—	3,343

Net income (loss) per common share attributable to BKV:
Basic	$0.90	$0.19	$1.20	$(1.28)
Diluted	$0.90	$0.18	$1.20	$(1.28)

Note 14 - Subsequent Events
On October 29, 2025, the Company entered into a membership interest purchase agreement with BPPUS to acquire one-half of the limited liability company interests of BKV-BPP Power currently held by BPPUS for aggregate consideration of (x) $376.0 million less (y) 25% of BKV-BPP Power’s net indebtedness at the closing, which will be paid 50% in cash and 50% in shares of the Company’s common stock. As of September 30, 2025, BKV-BPP Power’s net indebtedness was approximately $581.8 million. The number of shares of common stock to be issued at the closing will be determined by dividing the amount equal to 50% of the purchase price by $21.6609 which is the volume-weighted average price of the Company's common stock during the 20 consecutive trading-day period ended October 28, 2025. BPPUS has agreed not to dispose of the stock consideration for a period of 180-days following the date on which the stock consideration is delivered to BPPUS. The Company plans to fund the cash portion of the consideration for this transaction with a combination of cash on hand and borrowings under the Company’s RBL Credit Agreement. Upon closing, BKV-BPP Power will be owned 75% by the Company and 25% by BPPUS and the Company will consolidate the financial results of BKV-BPP Power into its consolidated financial statements. The transaction is expected to close in the first quarter of 2026, subject to certain closing conditions, including approval by at least 75% of the disinterested shareholders of Banpu Power, the sole shareholder of BPPUS, represented at the meeting to be called for such purpose.

38

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
Recent Developments
•BKV-BPP Power Joint Venture Transaction. On October 29, 2025, BKV entered into a membership interest purchase agreement with BPPUS to acquire one-half of the limited liability company interests of BPP-BPP Power currently held by BPPUS for aggregate consideration of (x) $376.0 million less (y) 25% of the net indebtedness of BKV-BPP Power at the closing, which consideration will be paid 50% in cash and 50% in BKV common stock. As of September 30, 2025, the net indebtedness of BKV-BPP Power was approximately $581.8 million. The number of shares of common stock to be issued at the closing will be determined by dividing the amount equal to 50% of the purchase price by $21.6609, which is the volume-weighted average price BKV common stock during the 20 consecutive trading-day period ended October 28, 2025. BPPUS has agreed not to dispose of the stock consideration for a period of 180 days following the date on which the stock consideration is delivered to BPPUS. We plan to fund the cash consideration for the acquisition with a combination of cash on hand and borrowings under our RBL Credit Agreement. Upon the closing of the BKV-BPP Power Joint Venture Transaction, BKV-BPP Power will be owned 75% by BKV and 25% by BPPUS, and BKV will consolidate the financial results of BKV-BPP Power into BKV’s consolidated financial results. The BKV-BPP Power Joint Venture Transaction is expected to close in the first quarter of 2026, subject to certain closing conditions, including approval by at least 75% of the disinterested shareholders of Banpu Power, the sole shareholder of BPPUS, represented at the meeting to be called for such purpose.
•Bedrock Acquisition. On September 29, 2025, BKV Upstream Midstream completed the previously announced Bedrock Acquisition. Upon the closing of the Bedrock Acquisition, we acquired approximately 99,000 net acres, or 108 MMcfe/d of production (approximately 63% natural gas), 1,121 producing locations, nearly 1 Tcfe of 1P reserves (using NYMEX strip pricing), and 50 new drill locations with an assumed 10,000 lateral length with accretive natural gas price break-evens compared to our existing inventory, and 80 low cost refrac locations. For additional information see Note 2 - Acquisition.
•2030 Senior Notes. On September 26, 2025, BKV Upstream Midstream issued in a private placement $500.0 million of its 2030 Senior Notes due October 15, 2030. The 2030 Senior Notes were issued at par and resulted in proceeds of $490.0 million, after deducting underwriters’ discounts and commissions. The proceeds were used to repay a portion of the outstanding borrowings under the RBL Credit Agreement and fund a portion of the cash consideration for the Bedrock Acquisition. For additional information regarding the 2030 Senior Notes and the covenants contained therein, see Note 3 - Debt and under “Liquidity and Capital Resources —2030 Senior Notes.”
•Write-Off of Enterprise Resource Planning (“ERP”) System. On July 31, 2025, management made the strategic decision to pause its ERP system implementation, which began development in the fourth quarter of 2024. The decision was driven by Company growth and a strategic reassessment of our evolving operational and financial needs. As of September 30, 2025, we wrote off the majority of our capitalized software costs and other related costs of approximately $5.6 million related to the ERP implementation. As of November 10, 2025, we are in the process of evaluating ERP systems that better align with our company-needs.
Operational and Financial Highlights
Below are some highlights of our operating and financial results for the three and nine months ended September 30, 2025:
•Production of natural gas, NGLs, and oil was 76.2 Bcfe, or 828.5 MMcfe/d and 218.5 Bcfe, or 800.4 MMcfe/d, respectively.
•Average realized product prices, excluding the impact of settled derivatives, were $2.52 per Mcfe and $2.78 per Mcfe, respectively.
•Production revenues were $192.4 million and $608.3 million, respectively, and midstream revenues were $2.6 million and $8.1 million, respectively.
•Lease operating expense was $34.8 million, or $0.46 per Mcfe and $101.1 million, or $0.46 per Mcfe, respectively.
•Net income attributable to BKV was $76.9 million and $102.8 million, respectively.
•Net cash provided by operating activities for the nine months ended September 30, 2025 was $173.3 million.
•Accrued capital expenditures for the nine months ended September 30, 2025 were $216.4 million.
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
Production Volumes
The following table presents our historical production volumes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Production Data
Natural gas (MMcf)	60,325	55,456	172,776	172,213
NGLs (MBbls)	2,621	2,428	7,498	7,415
Oil (MBbls)	29	23	126	75
Total volumes (MMcfe)	76,225	70,162	218,520	217,153
Average daily total volumes (MMcfe/d)	828.5	762.6	800.4	792.5
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
Realized Commodity Prices
NYMEX Henry Hub, for gas prices, and NYMEX WTI, for oil prices, are widely used benchmarks for the pricing of natural gas and oil in the United States. The price we receive for our natural gas and oil production is generally different than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. As such, our revenues are sensitive to the price of the underlying commodity to which they relate. For further discussion on our derivative contracts, see Note 6 - Derivative Instruments to the unaudited condensed consolidated financial statements. The following is a comparison of average pricing excluding and including the effects of derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average prices:
Natural gas ($/Mcf):
Average NYMEX Henry Hub price	$3.07	$2.16	$3.39	$2.10
Average natural gas realized price (excluding derivatives)	$2.50	$1.58	$2.75	$1.55
Average natural gas realized price (including derivatives) (1)	$2.81	$2.21	$2.83	$2.06
Differential	$(0.57)	$(0.58)	$(0.64)	$(0.55)
NGLs ($/Bbl):
Average NGL realized price (excluding derivatives)	$15.17	$15.44	$16.82	$16.47
Average NGL realized price (including derivatives) (1)	$15.64	$17.03	$16.29	$17.16
Oil ($/Bbl):
Average oil realized price	$59.62	$68.91	$61.32	$70.92
High and low daily spot prices:
Natural gas ($/Mcf):
High NYMEX Henry Hub	$3.52	$2.65	$9.86	$13.20
Low NYMEX Henry Hub	$2.70	$1.81	$2.65	$1.25
Oil ($/Bbl):
High NYMEX WTI	$71.09	$85.19	$80.73	$87.69
Low NYMEX WTI	$62.22	$66.73	$58.50	$66.73
(1) Impact of derivatives prices excludes $13.3 million of gains on derivative contract terminations for the nine months ended September 30, 2024.

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
Operating Revenues and Operating Income
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

	Three Months Ended September 30,
(in thousands, other than percentages)	2025	2024	$ Change	% Change
Revenues
Natural gas revenues	$150,933	$87,878	$63,055	72%
NGL revenues	39,773	37,489	2,284	6%
Oil revenues	1,729	1,585	144	9%
Midstream revenues	2,582	2,662	(80)	(3)%
Derivative gains, net	74,890	35,308	39,582	*
Marketing revenues	1,650	1,738	(88)	(5)%
Section 45Q tax credits	3,740	4,281	(541)	(13)%
Related party revenues	447	426	21	5%
Other	2,114	1,720	394	23%
Total revenues and other operating income	$277,858	$173,087
*Percentage not meaningful
Natural Gas Revenues
Our natural gas revenues increased by approximately $63.1 million, or 72%, to $150.9 million for the three months ended September 30, 2025, from $87.9 million for the three months ended September 30, 2024. The impact of commodity price increases, excluding the effect of derivative settlements, provided a $55.4 million increase in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes). The increase was also due to higher production volumes during the three months ended September 30, 2025, which accounted for a $7.7 million increase in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price).
NGL Revenues
Our NGL revenues increased by approximately $2.3 million, or 6%, to $39.8 million for the three months ended September 30, 2025, from $37.5 million for the three months ended September 30, 2024. The increase was due to slightly higher production volumes during the three months ended September 30, 2025, which accounted for a $3.0 million increase in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price). The increase was slightly offset by commodity price decreases, excluding the effect of derivative settlements, which accounted for a $0.7 million decrease in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes).
Oil Revenues
Our oil revenues increased by approximately $0.1 million, or 9%, to $1.7 million for the three months ended September 30, 2025, from $1.6 million for the three months ended September 30, 2024. The increase was primarily due to higher production volumes during the three months ended September 30, 2025, which accounted for a $0.4 million increase in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price). The increase was offset by the impact of commodity price decreases, excluding the effect of derivative settlements, which accounted for a $0.3 million decrease in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes).
Midstream Revenues

Our midstream revenues decreased by approximately $0.1 million, or 3%, to $2.6 million for the three months ended September 30, 2025, from $2.7 million for the three months ended September 30, 2024, which is consistent period-over-period.
Derivative Gains, Net
For the three months ended September 30, 2025, we had net realized and unrealized gains on derivative contracts of $74.9 million compared to $35.3 million for the same period in 2024. The increase in gains for the three months ended September 30, 2025, was primarily attributable to our open derivative positions, which were in more of an unrealized gain position of $55.2 million compared to an unrealized loss position of $3.0 million for the same period in 2024. The increase in unrealized gains for the current period primarily reflects decreases in the forward curve of natural gas prices between quarters, whereas unrealized losses the prior year period reflected minimal increases in forward natural gas prices between quarters. The increased gains on our derivative contracts were offset by a decrease in realized gains of $18.7 million to $19.7 million for the three months ended September 30, 2025 compared to realized gains of $38.3 million in the same period in 2024, which were due to higher natural gas prices settled in the current period compared to the same period in the prior year.
Marketing Revenues
Our marketing revenues were $1.7 million for both the three months ended September 30, 2025 and 2024. Our marketing revenues are derived under our marketing agreement with a third party pursuant to which we receive a fixed percentage of all net income realized in the resale of our and other producers’ hydrocarbons.
Section 45Q Tax Credits
Our Section 45Q tax credits decreased by approximately $0.5 million, or 13%, to $3.7 million during the three months ended September 30, 2025, from $4.3 million during the three months ended September 30, 2024. Our Section 45Q tax credits relate to CO2 waste sequestration activities under our Barnett Zero Project. The period-over-period decrease was due to lower volumes of CO2 waste sequestered in 2025, reflecting routine fluctuations in activity levels that occur as part of our normal operations.
Related Party Revenues
Our related party revenues were $0.4 million for both the three months ended September 30, 2025 and 2024, which was consistent period-over-period. Related party revenues represent fees earned for services provided to BKV-BPP Power under the Administrative Services Agreement.
Other Revenues
Other revenues includes the sale of third-party natural gas, offset by a loss on the sale of assets, which was $2.6 million and $0.5 million, respectively for the three months ended September 30, 2025. This is compared to $1.7 million of third-party gas sold during the three months ended September 30, 2024, which increased from 2024 due to an increase in natural gas prices.
Operating Expenses
Our operating expenses reflect costs incurred in the development, production, and sale of natural gas, NGLs, and oil. The following table provides information on our operating expenses:

	Three Months Ended September 30,
(in thousands, other than percentages and average costs)	2025	2024	$ Change	% Change
Operating expenses
Lease operating and workover	$36,920	$33,588	$3,332	10%
Taxes other than income	11,643	10,688	955	9%
Gathering and transportation costs	61,822	54,705	7,117	13%
Depreciation, depletion, amortization, and accretion	37,882	57,366	(19,484)	(34)%
General and administrative	30,736	33,602	(2,866)	(9)%
Other	16,559	4,126	12,433	*
Total operating expense	$195,562	$194,075
Per Unit Operating Costs ($/Mcfe)
Lease operating and workover	$0.49	$0.48	$0.01	2%
Taxes other than income	0.15	0.15	—	0%
Gathering and transportation costs	0.81	0.78	0.03	4%
Depreciation, depletion, amortization, and accretion	0.50	0.82	(0.32)	(39)%
General and administrative	0.40	0.48	(0.08)	(17)%
Other	0.22	0.06	0.16	*
Total	$2.57	$2.77
*Percentage not meaningful
Lease Operating and Workover
The following table summarizes our components of lease operating expenses for the periods presented:

	Three Months Ended September 30,
	2025		2024		$ Change	% Change
(in thousands, other than percentages and average costs)	Amount	Per Mcfe	Amount	Per Mcfe
Lease operating expenses	$34,760	$0.46	$32,800	$0.47	$1,960	6%
Workover expenses	2,160	0.03	788	0.01	1,372	*
Total lease operating and workover expense	$36,920	$0.49	$33,588	$0.48	$3,332	10%
Lease operating and workover expenses were $36.9 million, or $0.49 per Mcfe, for the three months ended September 30, 2025, which was an increase of approximately $3.3 million, or 10%, from the three months ended September 30, 2024, of $33.6 million, or $0.48 per Mcfe. Lease operating expenses during the three months ended September 30, 2025, compared to the same period in 2024, were due to increased project activity with our Pad of the Future program, disposal costs, compressor movement, and fracking offsets.
Taxes Other Than Income
Taxes other than income were $11.6 million, or $0.15 per Mcfe, for the three months ended September 30, 2025, which was an increase of approximately $1.0 million, or 9%, from $10.7 million, or $0.15 per Mcfe, for the three months ended September 30, 2024. The increase in taxes other than income during the three months ended September 30, 2025, compared to 2024, was due to increases in production taxes of $2.9 million in the Barnett. This was offset by decreases in ad valorem and property taxes associated with our operations in the Barnett and NEPA of $2.2 million and $0.3 million, respectively. Certain ad valorem and production taxes are not applicable to our NEPA properties.
Gathering and Transportation

Gathering and transportation expenses in the Barnett were $61.8 million, or $0.81 per Mcfe, for the three months ended September 30, 2025, which was an increase of approximately $7.1 million, or 13%, from $54.7 million, or $0.78 per Mcfe, for the three months ended September 30, 2024. This increase was primarily driven by natural gas and NGL production increases of $5.3 million, and $1.3 million, respectively, and increased natural gas and NGL rate of $0.8 million and $0.1 million, respectively. This was offset by a decrease in the gathering costs on our outsourced contracts with our midstream business of $0.4 million.
Depreciation, Depletion, Amortization, and Accretion
Depreciation, depletion, amortization, and accretion was $37.9 million, or $0.50 per Mcfe, for the three months ended September 30, 2025, which was a decrease of approximately $19.5 million, or 34%, from $57.4 million, or $0.82 per Mcfe, for the three months ended September 30, 2024. The decrease in depreciation, depletion, amortization, and accretion during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily due to a depletion rate adjustment in 2025, which was driven by higher reserves.
General and Administrative
General and administrative expenses were $30.7 million, or $0.40 per Mcfe, for the three months ended September 30, 2025, which was a decrease of approximately $2.9 million, or 9%, from $33.6 million, or $0.48 per Mcfe, for the three months ended September 30, 2024. The decrease was primarily driven by the reduction of employee-based compensation of $7.7 million. The three months ended September 30, 2024, included $10.6 million of TRSU stock compensation expense under the 2021 Plan post-IPO, partially offset by $2.9 million of stock compensation expense incurred during the three months ended September 30, 2025, under the 2024 Plan. Slightly offsetting the overall decrease were period-over-period increases in labor and contracting expenses and consulting fees of $2.6 million and $2.2 million, respectively.
Other Operating Expenses
Other operating expenses were $16.6 million, or $0.22 per Mcfe, for the three months ended September 30, 2025, which was an increase of approximately $12.4 million, from $4.1 million, or $0.06 per Mcfe, for the three months ended September 30, 2024. The increase in other operating expenses during the three months ended September 30, 2025, compared to the same period in 2024, was primarily due to $5.6 million in an enterprise resource planning system write-off, $3.8 million in integration costs from the Bedrock Acquisition, a $1.3 million increase in third-party natural gas purchases due to increased volumes and natural gas prices, and $1.1 million in transaction costs related to the BKV-BPP Power Joint Venture Transaction.
Other Income (Expense)
Gains on contingent consideration liabilities. For the three months ended September 30, 2024, we recognized a gain on contingent consideration liabilities accruing as an earnout obligation under the purchase agreements executed in connection with the Devon Barnett Acquisition and the Exxon Barnett Acquisition. The gain on contingent consideration liabilities was $3.9 million for the three months ended September 30, 2024, and consisted of a gain of $3.9 million and a negligible gain from the Devon Barnett Acquisition and the Exxon Barnett Acquisition, respectively. The contingent considerations under these purchase agreements expired in 2024.
Earnings from equity affiliate. Earnings from our equity affiliate were $21.1 million for the three months ended September 30, 2025, which was a decrease of $29.5 million, from $50.6 million of earnings from our equity affiliate during the three months ended September 30, 2024. Earnings from our equity affiliate are related to our investment in, and our proportionate share in the income or losses of the BKV-BPP Power Joint Venture.
Interest expense. Interest expense was $6.5 million for the three months ended September 30, 2025, which was a decrease of $2.7 million, from $9.2 million for the three months ended September 30, 2024. The decrease in interest expense during the three months ended September 30, 2025, was primarily due to lower principal outstanding on our RBL Credit Facility during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.
Interest expense, related party. Interest expense from our related party borrowings with BNAC was $1.3 million for the three months ended September 30, 2024, which was repaid in September 2024.
Interest income. Interest income was $0.3 million for the three months ended September 30, 2025, which was an increase of $0.1 million, from $0.2 million for the three months ended September 30, 2024.
Income tax benefit (expense). For the three months ended September 30, 2025, we had an income tax expense of $20.0 million, which was a change of $8.7 million from a $11.3 million income tax expense for the three months ended September 30,

2024. The period-over period change was primarily due to a higher pre-tax income for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Results of Operations
Comparison of the Nine Months Ended September 30, 2025 and 2024
Operating Revenues and Operating Income
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

	Nine Months Ended September 30,
(in thousands, other than percentages)	2025	2024	$ Change	% Change
Revenues
Natural gas revenues	$474,478	$267,053	$207,425	78%
NGL revenues	126,086	122,121	3,965	3%
Oil revenues	7,726	5,319	2,407	45%
Midstream revenues	8,092	10,168	(2,076)	(20)%
Derivative gains, net	34,907	24,143	10,764	45%
Marketing revenues	9,507	8,705	802	9%
Gain on sale of business	—	5,968	(5,968)	(100)%
Section 45Q tax credits	9,621	10,254	(633)	(6)%
Related party revenues	1,298	2,629	(1,331)	(51)%
Other	7,007	4,839	2,168	45%
Total revenues and other operating income	$678,722	$461,199
Natural Gas Revenues
Our natural gas revenues increased by approximately $207.4 million, or 78% to $474.5 million for the nine months ended September 30, 2025, from $267.1 million for the nine months ended September 30, 2024. The impact of commodity price increases, excluding the effect of derivative settlements, provided a $206.6 million increase in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes). The increase was also due to slightly higher production volumes during the nine months ended September 30, 2025, which accounted for a $0.8 million increase in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price).
NGL Revenues
Our NGL revenues increased by approximately $4.0 million, or 3% to $126.1 million for the nine months ended September 30, 2025, from $122.1 million for the nine months ended September 30, 2024. The increase was due to the impact of commodity price increases, excluding the effect of derivative settlements, which accounted for a $2.6 million increase in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes). The increase was also due to higher production volumes during the nine months ended September 30, 2025, which accounted for a $1.4 million increase in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price).
Oil Revenues
Our oil revenues increased by approximately $2.4 million, or 45%, to $7.7 million for the nine months ended September 30, 2025, from $5.3 million for the nine months ended September 30, 2024. The increase was due to higher production volumes during the nine months ended September 30, 2025, which accounted for a $3.6 million increase in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price). The increase was offset by the impact of commodity price decreases, excluding the effect of derivative settlements, which accounted for a $1.2 million decrease in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes).

Midstream Revenues
Our midstream revenues decreased by approximately $2.1 million, or 20%, to $8.1 million for the nine months ended September 30, 2025, from $10.2 million for the nine months ended September 30, 2024. This decrease was primarily due to the divestiture of Chaffee of $2.0 million as we sold our Repsol Midstream Interest in connection with this sale.
Derivative Gains, Net
For the nine months ended September 30, 2025, we had net realized and unrealized gains on derivative contracts of $34.9 million, compared to $24.1 million for the same period in 2024. The increase in gains for the nine months ended September 30, 2025, was primarily attributable to our open derivative positions, which were in more of an unrealized gain position of $24.1 million, compared to an unrealized loss position of $82.1 million for the same period in 2024. The increase in unrealized gains for the current period primarily reflects decreases in the forward curve of natural gas prices relative to December 31, 2024, whereas the prior year period reflected increases in future natural gas prices compared to December 31, 2023. Offsetting the unrealized gains for the nine months ended September 30, 2025, were the purchase of put options in the first quarter of 2025, limiting our 2026/2027 pricing downside. Included in the unrealized losses for the nine months ended September 30, 2024, were the sale of call options in January 2024, which limited our 2026/2027 pricing upside. The increased gains on our derivative contracts were offset by a decrease in realized gains of $95.5 million to $10.8 million for the nine months ended September 30, 2025, compared to realized gains of $106.3 million in the same period in 2024, which were due to higher natural gas prices settled in the current period compared to the same period in the prior year.
Marketing Revenues
Our marketing revenues increased by approximately $0.8 million, or 9%, to $9.5 million for the nine months ended September 30, 2025, from $8.7 million for the nine months ended September 30, 2024. Our marketing revenues are derived under our marketing agreement with a third party pursuant to which we receive a fixed percentage of all net income realized in the resale of our and other producers’ hydrocarbons. The increase in marketing revenues during the nine months ended September 30, 2025, was primarily due to a higher pricing environment compared to the same period in 2024.
Gain on Sale of Business
During the nine months ended September 30, 2024, we sold our wholly-owned subsidiary, Chaffee for $103.2 million, net of third-party transaction costs. The assets sold had an approximate carrying value of $97.3 million, which resulted in a gain on the sale of Chaffee of $6.0 million.
Section 45Q Tax Credits
Our Section 45Q tax credits decreased by approximately $0.6 million, or 6%, to $9.6 million during the nine months ended September 30, 2025, from $10.3 million during the nine months ended September 30, 2024. Our Section 45Q tax credits related to CO2 waste sequestration activities under our Barnett Zero Project. The decrease period-over-period was due to less CO2 waste sequestered in 2025, compared to the prior period from operational maintenance in April and May 2025, and routine fluctuations in activity levels that occur as part of our normal operations.
Related Party Revenues
Our related party revenues were $1.3 million for the nine months ended September 30, 2025, compared to $2.6 million for the nine months ended September 30, 2024. The decrease of $1.3 million, or 51%, in related party revenues was due to a decrease in operating fee income with BKV-BPP Power, attributable to lower contracted rates.
Other Revenues
Other revenues includes the gain (loss) on sale assets and the sale of third-party natural gas. Other revenues were $7.0 million for the nine months ended September 30, 2025, compared to $4.8 million for the nine months ended September 30, 2024. The period-over-period increase was due to an increase in third-party gas of $4.8 million, offset by the loss on sale of assets of 1.7 million in during the nine months ended September 30, 2025, compared to a gain on sale of assets of $0.8 million during the nine months ended September 30, 2024.
Operating Expenses
Our operating expenses reflect costs incurred in the development, production and sale of natural gas, NGLs, and oil. The following table provides information on our operating expenses:

	Nine Months Ended September 30,
(in thousands, other than percentages and average costs)	2025	2024	$ Change	% Change
Operating expenses
Lease operating and workover	$106,151	$102,228	$3,923	4%
Taxes other than income	35,269	31,903	3,366	11%
Gathering and transportation costs	180,641	167,810	12,831	8%
Depreciation, depletion, amortization, and accretion	115,896	168,845	(52,949)	(31)%
General and administrative	86,509	73,543	12,966	18%
Other	37,265	15,402	21,863	*
Total operating expense	$561,731	$559,731
Per Unit Operating Costs ($/Mcfe)
Lease operating and workover	$0.49	$0.47	$0.02	4%
Taxes other than income	0.16	0.15	0.01	7%
Gathering and transportation costs	0.83	0.77	0.06	8%
Depreciation, depletion, amortization, and accretion	0.53	0.78	(0.25)	(32)%
General and administrative	0.40	0.34	0.06	18%
Other	0.17	0.07	0.10	*
Total	$2.58	$2.58
*Percentage not meaningful
Lease Operating and Workover
The following table summarizes our components of lease operating expenses for the periods presented:

	Nine Months Ended September 30,
	2025		2024		$ Change	% Change
(in thousands, other than percentages and average costs)	Amount	Per Mcfe	Amount	Per Mcfe
Lease operating expenses	$101,112	$0.46	$98,151	$0.45	$2,961	3%
Workover expenses	5,039	0.03	4,077	0.02	962	24%
Total lease operating and workover expense	$106,151	$0.49	$102,228	$0.47	$3,923	4%
Lease operating and workover expenses were $106.2 million, or $0.49 per Mcfe, for the nine months ended September 30, 2025, which was an increase of approximately $3.9 million, or 4%, from $102.2 million, or $0.47 per Mcfe, for the nine months ended September 30, 2024. The increase in lease operating and workover expenses during the nine months ended September 30, 2025, compared to the same period in 2024 was due to our Pad of the Future program and increased project activity in 2025 of $3.3 million and vehicle expenses of $0.8 million. In addition, during the nine months ended September 30, 2024, we received a credit of $1.5 million for a water sharing agreement that related to 2023. This was offset by decreases in compression and water expenses of $1.5 million and timing of inspection fees of $0.3 million during the nine months ended September 30, 2025 compared to 2024.
Taxes Other Than Income
Taxes other than income were $35.3 million, or $0.16 per Mcfe, for the nine months ended September 30, 2025, which was an increase of approximately $3.4 million, or 11%, from $31.9 million, or $0.15 per Mcfe, for the nine months ended September 30, 2024. The increase in taxes other than income during the nine months ended September 30, 2025, compared to 2024, was due to increases in production taxes of $11.1 million in the Barnett. This was offset by decreases in ad valorem and property taxes associated with our operations in the Barnett and NEPA of $7.0 million and $0.7 million, respectively. Certain ad valorem and production taxes are not applicable to our NEPA properties.
Gathering and Transportation
Gathering and transportation expenses were $180.6 million, or $0.83 per Mcfe, for the nine months ended September 30, 2025, which was an increase of approximately $12.8 million, or 8%, from $167.8 million, or $0.77 per Mcfe, for the nine months ended September 30, 2024. This increase was primarily driven by natural gas and NGL rate increases of $6.0 million and $1.4 million, respectively, and increased natural gas and NGL production of $5.7 million and $0.6 million, respectively. This was offset by a decrease in gathering costs associated with our midstream business of $0.9 million.
Depreciation, Depletion, Amortization, and Accretion
Depreciation, depletion, amortization, and accretion was $115.9 million, or $0.53 per Mcfe, for the nine months ended September 30, 2025, which was a decrease of approximately $52.9 million, or 31%, from $168.8 million, or $0.78 per Mcfe, for the nine months ended September 30, 2024. The decrease in depreciation, depletion, amortization, and accretion during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to a depletion rate adjustment in 2025, which was driven by higher reserves.
General and Administrative
General and administrative expenses were $86.5 million, or $0.40 per Mcfe, for the nine months ended September 30, 2025, which was an increase of approximately $13.0 million, or 18%, from $73.5 million, or $0.34 per Mcfe, for the nine months ended September 30, 2024. The increase in general and administrative expenses during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was due to increases from Company-wide growth initiatives of $7.0 million in consulting and information technology-related expenses, $3.7 million in contract labor, employee-based compensation, and employee expenses, and $2.3 million in severance costs.
Other Operating Expenses
Other operating expenses were $37.3 million, or $0.17 per Mcfe, for the nine months ended September 30, 2025, which was an increase of approximately $21.9 million, from $15.4 million, or $0.07 per Mcfe, for the nine months ended September 30, 2024. The increase in other operating expenses during the nine months ended September 30, 2025, compared to the same period in 2024 was due to $5.6 million in an enterprise resource planning system write-off, an increase of $5.0 million in gas purchases due to increased volumes and natural gas prices, $3.8 million in integration costs from the Bedrock Acquisition, $3.1 million of costs related to the CCUS equity raise, $2.4 million in CCUS transaction fees, $2.2 million of a deficiency payment incurred under our minimum volume commitments on our midstream pipeline, $1.5 million in project write-offs, $1.4 million in legal settlements and $1.1 million in transaction costs related to the BKV-BPP Power Joint Venture Transaction. This was offset by $5.0 million of accrued waste emissions costs established by the Inflation Reduction Act recognized during the nine months ended September 30, 2024, which were not accrued in 2025 due to the impacts of the new Trump Administration.
Other Income (Expense)
Gains on contingent consideration liabilities. For the nine months ended September 30, 2024, we recognized a gain on contingent consideration liabilities accruing as an earnout obligation under the purchase agreements executed in connection with the Devon Barnett Acquisition and the Exxon Barnett Acquisition. The gain on contingent consideration liabilities was $10.0 million for the nine months ended September 30, 2024, and consisted of a gain of $7.8 million and a gain of $2.2 million from the Devon Barnett Acquisition and the Exxon Barnett Acquisition, respectively. The contingent considerations under these purchase agreements expired in 2024.
Earnings from equity affiliate. Earnings from our equity affiliate was $20.6 million for the nine months ended September 30, 2025, which was a decrease in earnings of $7.0 million, from $27.6 million for the nine months ended September 30, 2024. Earnings from our equity affiliate is related to our investment in, and our proportionate share in the income or losses of the Power Joint Venture.
Interest expense. Interest expense was $17.0 million for the nine months ended September 30, 2025, which was a decrease of $23.5 million, from $40.4 million for the nine months ended September 30, 2024. The decrease in interest expense during the nine months ended September 30, 2025 was primarily due to lower interest rates and a lower outstanding balance on our RBL Credit Facility, which we entered into on June 11, 2024, and subsequently paid down the outstanding balances on our SCB Credit Facility, the Revolving Credit Agreement, and the Term Loan Credit Agreement, which incurred higher interest rates.

Interest expense, related party. Interest expense from our related party borrowings with BNAC was $5.2 million for the nine months ended September 30, 2024, which was repaid in September 2024.
Interest income. Interest income was $0.6 million for the nine months ended September 30, 2025, which was a decrease of $3.0 million, from $3.6 million for the nine months ended September 30, 2024. The decrease was due to the cessation of interest earned on restricted cash following the repayment of the Term Loan Agreement in June 2024, which had previously funded the debt service reserve account.
Income tax benefit (expense). For the nine months ended September 30, 2025, we had an income tax expense of $18.7 million, which was a change of $48.8 million, from $30.1 million income tax benefit for the nine months ended September 30, 2024. The period-over-period change was primarily due to a pre-tax income for the nine months ended September 30, 2025, compared to a pre-tax loss for the nine months ended September 30, 2024.
Liquidity and Capital Resources
Capital Commitments
Our primary needs for cash are to fund our upstream development, midstream, power, and CCUS activities, fund operations and capital expenditures, acquisitions, and asset retirement obligations, cover any debt interest or minimum volume commitment obligations, pay down debt, and return capital to stockholders. Our primary use of cash during the nine months ended September 30, 2025, was to fund the Bedrock Acquisition and the development of our natural gas properties. Our primary use of cash during the nine months ended September 30, 2024, was to fund the development of our natural gas properties.
During the nine months ended September 30, 2025 and 2024, cash paid for capital expenditures was $209.0 million and $52.8 million, respectively. Our 2025 full year estimated accrued capital expenditures remain consistent at approximately $290 million to $350 million. Capital expenditures for our operated properties are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for natural gas and NGLs, the availability of equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs, and the level of participation by other interest owners. We will continue to monitor commodity prices and overall market conditions and can adjust our rig cadence up or down in response to changes in commodity prices and overall market conditions.
Capital Resources
Historically, our primary sources of capital and liquidity have consisted of internally generated cash flows from operations, together with loans and capital contributions from our majority stockholder, BNAC. We also enter into financial instruments to reduce the impact of commodity price volatility and provide a level of certainty and stability around cash flows. We currently believe that our cash flows from operations, cash on hand, borrowings under our RBL Credit Agreement and 2030 Senior Notes, and our commodity hedges in place will provide sufficient liquidity to fund our operations and our capital expenditures for the remainder of 2025, excluding our CCUS business. We expect to fund the majority of our CCUS business from a variety of external sources, including contributions from our joint ventures with the Class B Member and BPPUS, project-based equity partnerships, debt financing, and federal grants, with the remaining capital needs being funded with cash flows from operations.
The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$173,318	$74,776
Net cash provided by (used in) investing activities	(435,043)	80,629
Net cash provided by (used in) financing activities	329,972	(289,156)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$68,247	$(133,751)
Cash flows provided by operating activities. Net cash provided by operating activities was $173.3 million for the nine months ended September 30, 2025, compared to $74.8 million for the nine months ended September 30, 2024. Net cash provided by operating activities increased during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 due to a $68.0 million increase in income from operations (excluding net unrealized gains (losses), depreciation, depletion, amortization, and accretion, and equity-based compensation), resulting from higher natural gas prices in

2025 compared to 2024, a $40.7 million decrease in cash paid for interest, a $28.4 million increase in working capital, and a $3.5 million decrease in transaction costs from the sale of business assets paid over the same period. These increases were offset by $23.5 million of cash received in January 2024 for the sale of call options, $16.2 million of cash paid in February 2025 for the purchase of put options, and $3.0 million of lower interest income.
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
Cash flows provided by (used in) investing activities. Net cash used in investing activities was $435.0 million for the nine months ended September 30, 2025, compared to net cash provided by investing activities of $80.6 million for the nine months ended September 30, 2024. The change was due to $220.3 million of cash paid in the Bedrock Acquisition, $140.5 million increase in capital expenditures (excluding CCUS activities), $15.7 million increase in CCUS expenditures, and $15.0 million deposit paid to secure a fixed asset purchase during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This was offset by a $5.2 million increase in proceeds from the sales of assets and $2.1 million of cash acquired in consolidation of BKV-BPP Cotton Cove over the same period. Contributing to the cash inflow during the nine months ended September 30, 2024, were total proceeds of $131.7 million from the sale of Chaffee and Chelsea.
The following table presents our capital expenditures (excluding leasehold costs and acquisitions) on an accrual basis for the nine months ended September 30, 2025 and 2024 and reconciles to cash flows used for capital expenditures in the condensed consolidated statements of cash flows.

	Nine Months Ended September 30,
	2025	2024
Total use of cash and cash equivalents for capital expenditures	$(208,969)	$(52,774)
Increase in accrued capital expenditures	(7,408)	(4,546)
Capital expenditures (accrued)	$(216,377)	$(57,320)
Cash flows provided by (used in) financing activities. Net cash provided by financing activities was $330.0 million for the nine months ended September 30, 2025, which consisted of $490.0 million in net proceeds from the issuance of the 2030 Senior Notes, $11.0 million of cash contributions from noncontrolling interest, offset by $165.0 million in net payments on the RBL Credit Agreement, $4.4 million in payments of debt issuance costs, and $1.6 million in payments for taxes related to net share settlement of restricted stock units. For the nine months ended September 30, 2024, net cash used in financing activities was $289.2 million, which primarily consisted of $468.0 million of net payments on debt, $53.2 million for taxes paid related to net share settlement of restricted stock units, and payments of $18.3 million for debt issuance costs and debt extinguishment costs. This was offset by net proceeds from the issuance of common stock from our IPO of $253.8 million, after deducting underwriting discounts and commissions.
Working Capital
As of September 30, 2025, we had cash and cash equivalents of $83.1 million, compared to $14.9 million of cash and cash equivalents as of December 31, 2024. Our net working capital deficit was $34.6 million as of September 30, 2025, compared to a deficit of $71.6 million as of December 31, 2024.
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
2030 Senior Notes
On September 26, 2025, we issued in a private placement $500.0 million of 7.50% senior unsecured notes due October 15, 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at par and resulted in proceeds of $490.0 million, after deducting underwriters’ discounts, and commissions. The proceeds were used to repay a portion of the RBL Credit Agreement and fund a portion of the purchase price of the Bedrock Acquisition. In connection with the issuance of the 2030 Senior Notes, we recorded debt issuance costs of $13.4 million, which are amortized to interest expense on the condensed consolidated statements of operations over the term of the 2030 Senior Notes.
Interest on the 2030 Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2026. The 2030 Senior Notes are guaranteed on a senior unsecured basis by us and all of BKV Upstream Midstream's existing restricted subsidiaries and certain future subsidiaries (collectively, the “BKV Guarantors,” and such guarantees, the “Guarantees”). These Guarantees are full, unconditional, joint, and several among the BKV Guarantors, subject to certain customary release provisions. The indenture governing the 2030 Senior Notes contains customary events of default, as well as cross-default provisions with other indebtedness of the Company and its restricted subsidiaries.
The 2030 Senior Notes and the Guarantees will rank effectively subordinate in right of payment to any secured indebtedness of BKV Upstream Midstream and the BKV Guarantors, including under the RBL Credit Agreement, and other secured obligations BKV Upstream Midstream or the BKV Guarantors incur in the future, to the extent of the value of the assets constituting collateral securing such indebtedness and obligations. The 2030 Senior Notes and the Guarantees will rank senior in right of payment to any of BKV Upstream Midstream and the BKV Guarantors’ subordinated indebtedness. In addition, the 2030 Senior Notes will be structurally subordinated in right of payment to any indebtedness and other liabilities (other than indebtedness and liabilities owed to BKV Upstream Midstream) of BKV Upstream Midstream’s subsidiaries that do not guarantee the 2030 Senior Notes. On or after October 15, 2027, BKV Upstream Midstream may, on any one or more occasions, redeem some or all of its 2030 Senior Notes prior to their maturity at redemption prices plus accrued and unpaid interest as described in the indenture governing the 2030 Senior Notes. Subject to certain conditions, BKV Upstream Midstream may redeem up to 40% of the aggregate principal amount of the 2030 Senior Notes before October 15, 2027, with an amount of cash not greater than the net cash proceeds from certain equity offerings at a redemption price described in the indenture governing the 2030 Senior Notes plus accrued and unpaid interest to, but excluding, the redemption date. In addition, prior to October 15, 2027, the BKV Upstream Midstream may redeem some or all of the 2030 Senior Notes at a price equal to 100% of the principal amount thereof, plus a make-whole premium set forth in this offering memorandum, plus accrued and unpaid interest as described in the indenture governing the 2030 Senior Notes.
RBL Credit Agreement
On June 11, 2024, BKV Corporation, as a guarantor, and BKV Upstream Midstream, as borrower, entered into the RBL Credit Agreement with Citibank, N.A., as the administrative agent, and the financial institutions party thereto. The RBL Credit Agreement includes a maximum credit commitment of $1.5 billion. On September 22, 2025, with the unanimous consent of our credit facility lenders, we amended the RBL Credit Agreement to, among other things, increase the borrowing base by $150.0 million and the elected commitment by $135.0 million upon closing of the Bedrock Acquisition (among other conditions). This amendment constituted a semiannual borrowing base redetermination. As of September 30, 2025, the RBL Credit Agreement had a borrowing base of $1.0 billion, an elected commitment of $800.0 million, and the ability to issue up to $40.0 million in letters of credit. The loans under the RBL Credit Agreement may be borrowed, repaid, and reborrowed during the term of the RBL Credit Agreement. The RBL Credit Agreement will mature on June 12, 2028. The obligations under the RBL Credit Agreement are secured and guaranteed on a secured basis by BKV Upstream Midstream and all of BKV Upstream Midstream’s current and future material restricted subsidiaries. Loans under the RBL Credit Agreement bear interest at one, three, or six-month term SOFR or ABR, as applicable, plus a credit spread adjustment of 0.10% for SOFR borrowings, plus an applicable margin per annum. Interest is payable on the last day of each interest period and at maturity. We are obligated to pay certain fees to the lenders and administrative agent under the RBL Credit Agreement, including commitment fees on the average daily amount of the undrawn portion of the commitments. As of November 10, 2025, zero revolving borrowings and $15.0 million of letters of credit were outstanding under the RBL Credit Agreement, leaving $785.0 million of available capacity thereunder for future borrowings and letters of credit.
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
The RBL Credit Agreement requires BKV Upstream Midstream and its restricted subsidiaries to always hedge not less than 50% of reasonably anticipated projected production from their proved developed producing reserves for the subsequent 24 calendar month period immediately following the date financial statements are required to be delivered under the RBL Credit Agreement for each fiscal quarter.
The RBL Credit Agreement also includes financial covenants that require BKV Upstream Midstream to maintain:
•on a quarterly basis, a minimum Current Ratio (as defined in the RBL Credit Agreement) of no less than 1.00 to 1.00; and
•on a quarterly basis, a Net Leverage Ratio (as defined in the RBL Credit Agreement) of no greater than 3.25 to 1.00.
The RBL Credit Agreement includes customary equity cure rights that will enable us to cure certain breaches of the minimum current ratio covenant or the maximum net leverage ratio covenant (subject to certain limitations in the RBL Credit Agreement).
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
BKV-BPP Power and BKV-BPP Cotton Cove Joint Ventures
Under the terms of the BKV-BPP Power LLC Agreement and BKV-BPP Cotton Cove LLC Agreement, we do not have the ability to unilaterally cause BKV-BPP Power or BKV-BPP Cotton Cove to make distributions. During the nine months ended September 30, 2025 and 2024, no distributions were made by BKV-BPP Power or BKV-BPP Cotton Cove. In addition, we may be required to make additional capital contributions to one or both joint ventures to fund items approved in their respective annual budgets or other matters approved by their respective boards. Such additional capital contributions, which are not subject to any limit on the potential amount required, would reduce the amount of cash otherwise available to us. However, any additional capital contributions to BKV-BPP Power must be approved by a majority of BKV-BPP Power's ten member board of managers, five of whom are appointed by us and five of whom are appointed by BPPUS. Similarly, any additional capital contributions to BKV-BPP Cotton Cove must receive the unanimous approval of BKV-BPP Cotton Cove, LLC's six member board of managers, four of whom are appointed by us and two of whom are appointed by BPPUS. On June 26, 2025, BKV dCarbon Ventures and BPPUS amended and restated the BKV-BPP Cotton Cove, LLC Agreement whereby on July 9, 2025, BKV dCarbon Ventures contributed $3.3 million to BKV-BPP Cotton Cove, net of $0.1 million of expenditures paid by BKV dCarbon Ventures on behalf of BKV-BPP Cotton Cove, and on July 10, 2025, BPPUS received $5.4 million of its initial capital contribution of $8.6 million from BKV-BPP Cotton Cove. On July 31, 2025, BKV dCarbon Ventures and BPPUS contributed an additional $3.8 million and $3.6 million, respectively.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that could give rise to material off-balance sheet arrangements. As of September 30, 2025, our material off-balance sheet arrangements and transactions included transportation commitments of $278.6 million and letters of credit of $15.0 million against the RBL Credit Agreement. For further information regarding these arrangements, see Note 11 - Commitments and Contingencies to our condensed consolidated financial statements and under “—Liquidity and Capital Resources — RBL Credit Agreement.”
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
Accounting for Variable Interest Entities
As described in Note 10 - Investments in our condensed consolidated financial statements, on May 8, 2025, BKV dCarbon Ventures, together with C Squared Solutions, Inc., a subsidiary of the Energy Transition Fund managed by Copenhagen Infrastructure Partners (CIP), and for the limited purposes specified therein, BKV Corporation, entered into the BKV-CIP JV

Agreement forming the BKV-CIP Joint Venture. On June 26, 2025, BKV dCarbon Ventures and BPPUS amended and restated the BKV-BPP Cotton Cove, LLC Agreement whereby on July 9, 2025, BKV dCarbon Ventures contributed $3.3 million to BKV-BPP Cotton Cove, net of $0.1 million of expenditures paid by BKV dCarbon Ventures on behalf of BKV-BPP Cotton Cove, and on July 10, 2025, BPPUS received $5.4 million of its initial capital contribution of $8.6 million from BKV-BPP Cotton Cove. On July 31, 2025, BKV dCarbon Ventures and BPPUS contributed an additional $3.8 million and $3.6 million, respectively. BKV dCarbon Ventures owns a 51% interest and BPPUS owns a 49% interest in BKV-BPP Cotton Cove.
We consider the BKV-CIP Joint Venture and BKV-BPP Cotton Cove Joint Venture to each be a variable interest entity (“VIE”) of BKV in accordance with ASC 810, Consolidation, as BKV is deemed to be the primary beneficiary of these joint ventures. Generally, a VIE is an entity with at least one of the following conditions: (i) the total equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support, or (ii) the holders of the equity investment at risk, as a group, lack the characteristics of having a controlling financial interest. The primary beneficiary of a VIE is an entity that has a variable interest or a combination of variable interests that provide such entity with a controlling financial interest in the VIE. An entity is deemed to have a controlling financial interest in a VIE if it has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
In exchange for cash contributions received from the Class B Member to the BKV-CIP Joint Venture, the BKV-CIP Joint Venture has issued 1,103,773 Class B Units (the “Class B Units”) at $10.00 per unit as of September 30, 2025. We determined that the Class B Units should be classified as noncontrolling interest within mezzanine equity on the Company's condensed consolidated balance sheets. The Class B Units are not mandatorily redeemable or currently redeemable, but become exercisable with the passage of time, which is on the second anniversary of the BKV-CIP JV Agreement, or May 8, 2027. Prior to the second anniversary, we determined that there is an embedded put option in the Class B Units, which does not meet the derivative accounting criteria, and is not within the control of the Company. Therefore, the shares of the Class B Units have been classified as noncontrolling interest within mezzanine equity on our condensed consolidated balance sheets. The Class B Units also have a multiple investment on capital equal to 1.65, which may be redeemed on the second anniversary date. The contributions from the Class B Member are accreted to the redemption value over a 2-year period (using the effective interest method) with the accretion accounted for as a dividend paid to the Class B Member.
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
Emerging Growth Company Status
We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, including as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, for so long as we qualify as an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. We have elected to take advantage of certain of the reduced disclosure obligations in this Quarterly Report on Form 10-Q and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different from other public reporting companies.
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
Our financial hedging activities are intended to support natural gas and NGL prices at targeted levels and to manage our exposure to natural gas and NGL price fluctuations. These contracts may include commodity price swaps, whereby we will receive a fixed price and pay a variable market price to the contract counterparty, producer collars that set a floor and ceiling price for the hedged production, or basis differential swaps. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. The derivative contracts outstanding as of September 30, 2025 consisted of commodity price swaps, basis differential swaps, put and call options, and producer collar agreements, subject to master netting agreements with each individual counterparty.
These derivative contracts cover portions of our projected positions through 2028. Our commodity hedge position as of September 30, 2025 is summarized in Note 6 - Derivative Instruments to our condensed consolidated financial statements.
We may enter into single hedge transactions with settlements up to 48 months. The aggregation of these executed hedge instruments may not exceed certain limits without board of director approval of our forecasted production volumes. During the three months ended September 30, 2025 and 2024, a hypothetical increase of $0.10 per Mcf in NYMEX would have resulted in a $3.6 million and $2.7 million decrease in natural gas hedge revenues, respectively, and a hypothetical decrease of $0.10 per Mcf would have resulted in a $3.5 million and $2.7 million increase in natural gas hedge revenues, respectively, over the same time period. During the three months ended September 30, 2025 and 2024, a hypothetical increase or decrease of $1.00 per Bbl of NGL purity product price would have resulted in a $1.3 million and $2.0 million decrease or increase in NGL hedge revenues, respectively. During the nine months ended September 30, 2025 and 2024, a hypothetical increase or decrease of $0.10 per Mcf in NYMEX would have resulted in a $10.5 million and $7.0 million decrease or increase in natural gas hedge revenues, respectively, and a hypothetical increase or decrease of $1.00 per Bbl of NGL purity product price would have resulted in a $3.9 million and $5.0 million decrease or increase in NGL hedge revenues, respectively.
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
Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are only impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of September 30, 2025, the estimated fair value of our commodity derivative instruments was a net liability of $6.6 million, comprised of current and noncurrent assets and current and noncurrent liabilities. As of December 31, 2024, the estimated fair value of our commodity derivative instruments was a net liability of $67.6 million, comprised of current and noncurrent liabilities.
By removing price volatility from a portion of our expected production through December 2028, we have mitigated, but not eliminated, the potential negative effects of changing prices on our operating cash flows for those periods. While mitigating the negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices above the fixed hedge prices.
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
Interest Rate Risks
As of September 30, 2025, we did not have primary exposure to interest rate risk due to the zero balance on our RBL Credit Agreement. Changes in interest rates do not affect the amount of interest we pay on our fixed-rate 2030 Senior Notes, but can affect their fair values. For more information on our 2030 Senior Notes, see Note 3 - Debt and Note 5 - Fair Value Measurements to our condensed consolidated financial statements included in Item 1 of Part I of this report. As of September 30, 2024, our primary exposure to interest rate risk resulted from our outstanding borrowings on our RBL Credit Agreement, which has a floating interest rate. As of September 30, 2024, we had $190.0 million of outstanding borrowings under the RBL Credit Agreement. The average annualized interest rate incurred on our outstanding variable rate borrowings during the nine months ended September 30, 2025 and 2024, was approximately 7.4% and 9.4%, respectively. We estimate that a 1.0% increase in the applicable average interest rates during the three months ended September 30, 2025 and 2024, would have resulted in increases of $0.7 million and $0.9 million in interest expense, respectively, and that a 1.0% increase in the applicable average interest rates during the nine months ended September 30, 2025 and 2024, would have resulted in increases of $1.8 million and $4.4 million in interest expense, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the presence of our material weakness described below, as of September 30, 2025, our disclosure controls and procedures were not effective.
Material Weakness in Internal Control over Financial Reporting
As of September 30, 2025, a material weakness continued to exist in our internal control over financial reporting. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
This information is set forth in Part I, Item 1 in Note 11 - Commitments and Contingencies to the condensed consolidated financial statements incorporated herein.
Item 1A. Risk Factors
The Quarterly Report on Form 10-Q should be read in conjunction with the “Risk Factors” disclosed in our 2024 Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition, or future results. Except as set forth below, there have been no material changes to the risk factors previously disclosed in the 2024 Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q.
The consummation of the BKV-BPP Power Joint Venture Transaction is subject to a number of conditions that may not be satisfied or completed on a timely basis or at all, including the affirmative vote of at least 75% of the disinterested stockholders of Banpu Power represented at the meeting called for such purpose, and there can be no assurance as to when or if the BKV-BPP Power Joint Venture Transaction will be completed.
Although we expect to complete the BKV-BPP Power Joint Venture Transaction in the first quarter of 2026, there can be no assurances as to the timing of the closing or that the BKV-BPP Power Joint Venture Transaction will be completed at all. The consummation of the BKV-BPP Power Joint Venture Transaction is subject to the satisfaction or waiver of a number of conditions contained in the purchase agreement, including the affirmative vote of at least 75% of the disinterested stockholders of Banpu Power, the sole stockholder of BPPUS, represented at the meeting to be called for such purpose (the "BPP Stockholder Approval"). Some conditions, including the BPP Stockholder Approval, are beyond our control. The potential that any condition fails to be satisfied or waived in a timely manner, or at all makes the completion and timing of the BKV-BPP Power Joint Venture Transaction uncertain. In addition, the purchase agreement contains certain termination rights for both parties, which if exercised will also result in the BKV-BPP Power Joint Venture Transaction not being consummated. Any such termination or any failure to otherwise complete the BKV-BPP Power Joint Venture Transaction could result in various consequences, including, among others: our business being adversely impacted by the failure to pursue other beneficial opportunities due to the time and resources committed by our management to the BKV-BPP Power Joint Venture Transaction, without realizing any of the benefits of completing the BKV-BPP Power Joint Venture Transaction; being required to pay our legal, accounting and other expenses relating to the BKV-BPP Power Joint Venture Transaction; the market price of our common stock being adversely impacted to the extent that the current market price reflects a market assumption that the BKV-BPP Power Joint Venture Transaction will be completed; and negative reactions from the financial markets and customers that may occur if the anticipated benefits of the BKV-BPP Power Joint Venture Transaction are not realized. Such consequences could materially and adversely affect our business, financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2025, no director or officer of the Company (as defined in Rule 16a-1(f) of the Exchange Act), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading agreement” (each as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1+‡
Membership Interest Purchase Agreement, dated as of August 7, 2025, by and among BKV Upstream Midstream, LLC, Bedrock Energy Partners, LLC, certain of its subsidiaries and, solely for certain limited purposes set forth herein, BKV Corporation.
X

2.2+	Membership Interest Purchase Agreement, dated as of October 29, 2025, by and between BKV Corporation and Banpu Power US Corporation.					X

3.1	Second Amended and Restated Certificate of Incorporation of BKV Corporation.	8-K	001-42282	3.1	9/27/24

3.2	Second Amended and Restated Bylaws of BKV Corporation.	8-K	001-42282	3.2	9/27/24

4.1	Indenture, dated as of September 26, 2025, by and among BKV Upstream Midstream, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (including Form of Note).	8-K	001-42282	4.1	10/1/25

4.2	First Supplemental Indenture, dated as of September 29, 2025, by and among BKV Upstream Midstream, LLC, Bedrock Production, LLC, Bedrock Development Partners, LLC, Bedrock ABS I Holdings, LLC, Bedrock ABS I, LLC and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-42282	4.2	10/1/25

10.1+	Third Amendment to Credit Agreement, dated as of September 22, 2025, among BKV Corporation, as guarantor, BKV Upstream Midstream, LLC, as borrower, certain subsidiaries of BKV Upstream Midstream, LLC, as guarantors, Citibank, N.A., as administrative agent, and the lenders party thereto.	8-K	001-42282	10.1	9/22/25

10.2	Registration Rights Agreement, dated as of September 29, 2025, by and between BKV Corporation and Bedrock Energy Partners, LLC.					X

10.3+
Fourth Amendment to Credit Agreement, dated as of October 27, 2025, among BKV Corporation, as guarantor, BKV Upstream Midstream, LLC, as borrower, certain subsidiaries of BKV Upstream Midstream, LLC, as guarantors, Citibank, N.A., as administrative agent, and the lenders party thereto.
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

BKV Corporation

November 10, 2025	By:	/s/ David R. Tameron
David R. Tameron
Chief Financial Officer

BKV Corporation

November 10, 2025	By:	/s/ Barry S. Turcotte
Barry S. Turcotte
Chief Accounting Officer

