Form 10-K
period 2025-12-31
BKV Corp
filed 2026-03-06
CIK 1838406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes ☒ No ☐
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒
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
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the last sale price of the registrant's common stock as reported by the New York Stock Exchange on such date, was approximately $424.9 million. This computation assumes that all executive officers and directors are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.
The registrant had 102,288,077 shares of common stock outstanding as of February 27, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive 2026 Proxy Statement, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Glossary of Commonly Used Terms
The definitions set forth below include indicated terms in this Annual Report. All natural gas referred to in this Annual Report are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit.
“2025 Equity Offering” refers to the underwritten public offering of 6,900,000 shares of our common stock completed on December 3, 2025 for net proceeds of $170.1 million.
“2030 Senior Notes” refers to the $500.0 million aggregate principal amount of 7.50% senior unsecured notes due 2030 issued by BKV Upstream Midstream.
“ABR” refers to the alternative base rate.
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
“Banpu Power” refers to Banpu Power Public Company Limited, a public company listed on the Stock Exchange of Thailand. Banpu owns approximately 91.1% of Banpu Power as of December 31, 2025.
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
“BKV Barnett II” refers to BKV Barnett II, LLC (formerly known as Bedrock Production, LLC), a Texas limited liability company and, following its acquisition on September 29, 2025, a wholly-owned subsidiary of BKV Upstream Midstream. BKV Barnett II and its subsidiaries own certain oil and gas producing properties and midstream assets in the Barnett Shale, including approximately 96,000 net acres, 1,121 operated wells, and related natural gas upstream, midstream, and other assets.
“BKV dCarbon Ventures” refers to BKV dCarbon Ventures, LLC, a Delaware limited liability company, a wholly-owned subsidiary, and the CCUS business of BKV Corporation.
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
“BKV-BPP Power” or “BKV-BPP Power Joint Venture” refers to BKV-BPP Power LLC, a Delaware limited liability company and the joint venture between BKV Corporation and BPPUS, in which we owned a 50% interest as of December 31, 2025. Following the closing of the BKV-BPP Power Joint Venture Transaction on January 30, 2026, the BKV-BPP Power Joint Venture is owned 75% by BKV and 25% by BPPUS.

“BKV-BPP Power Joint Venture Transaction” refers to BKV’s acquisition of an additional 25% interest in the BKV-BPP Power Joint Venture from BPPUS, which closed on January 30, 2026.
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
“BKV Upstream Midstream” refers to BKV Upstream Midstream, LLC, a wholly-owned subsidiary of BKV Corporation.
“BNAC” refers to Banpu North America Corporation, a subsidiary of Banpu, our sponsor, and the majority stockholder of BKV Corporation.
“BPPUS” refers to Banpu Power US Corporation, a wholly-owned subsidiary of Banpu Power and the owner of a 50% interest in the BKV-BPP Power Joint Venture and a 49% interest in the BKV-BPP Cotton Cove Joint Venture as of December 31, 2025. Following the closing of the BKV-BPP Power Joint Venture Transaction on January 30, 2026, BPPUS owns a 25% interest in the BKV-BPP Power Joint Venture.
“Btu” refers to British thermal unit, which is the heat required to raise the temperature of one pound of liquid water by one degree Fahrenheit.
“bylaws” refers to the Second Amended and Restated Bylaws of BKV Corporation.
“Carbon Sequestered Gas” refers to a Scope 1, 2, and 3 carbon neutral natural gas product.
“CCUS” refers to carbon capture, utilization, and sequestration.
“Chaffee” refers to BKV Chaffee Corners, LLC, a Delaware limited liability company and, prior to its sale on June 14, 2024, a wholly-owned subsidiary of BKV Corporation.
“certificate of incorporation” refers to the Second Amended and Restated Certificate of Incorporation of BKV Corporation.
“Chelsea” refers to BKV Chelsea, LLC, a Delaware limited liability company and wholly-owned subsidiary of BKV Corporation.
“Class B Member” refers to C Squared Solutions, Inc, a subsidiary of the Energy Transition Fund managed by Copenhagen Infrastructure Partners (CIP).
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
“Devon Barnett Acquisition” refers to our acquisition of more than 289,000 net acres, 3,850 producing operated wells, and related upstream assets in the Barnett from Devon Energy Corporation, which closed in October 2020.
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
“Exxon Barnett Acquisition” refers to our acquisition of approximately 165,000 net acres, 2,100 operated wells, and related natural gas upstream, midstream, and other assets in the Barnett from XTO Energy, Inc. and Barnett Gathering LLC, subsidiaries of Exxon Mobil Corporation, which closed on June 30, 2022.
“FID” refers to final investment decision.
“GAAP” refers to generally accepted accounting principles in the United States.
“GHG” refers to greenhouse gases.
“governing documents” refers to our certificate of incorporation and our bylaws.
“gross acres,” “gross acreage,” or “gross wells” refers to the total acres, acreage, or wells, as the case may be, in which a working interest is owned.
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
“MiQ Standard” refers to a standalone framework to assess the methane emissions intensity and carbon (CO2e) intensity at the asset level from each stage of the natural gas supply chain and some stages of the crude oil and natural gas liquids supply chain.
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
“Mt” refers to million metric tons.
“Mtpy” refers to million metric tons per year.
“natural gas midstream business” refers to the natural gas gathering, processing, and transportation business line.
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
“NOL” refers to net operating loss.
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
“proved reserves” refers to quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. The area of the reservoir considered as proved includes: (i) the area identified by drilling and limited by fluid contacts, if any and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (a) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based and (b) the project has been approved for development by all necessary parties and entities, including governmental entities. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.
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
“undeveloped reserves” refers to reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time. Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology establishing reasonable certainty.
“working interest” refers to the right granted to the lessee of a property to explore for and to produce and own natural gas or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.
SUMMARY OF RISK FACTORS
The following is a summary of some of the risks that could materially and adversely effect our business, financial condition, or results of operations. We describe these and other risks in greater detail under Item 1A., “Risk Factors.”
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
•integrating the assets held by BKV Barnett II into our business or achieving the anticipated benefits of the Bedrock Acquisition;
Risks Related to Our Power Generation Business
•extreme weather, transmission congestion, and changes to the regulatory environment;
•the operation of our power generation business through a joint venture that requires the consent of BPPUS for certain material actions;
•risks and hazards related to the operation or maintenance of electric generation facilities, including disruption of the fuel supplies necessary to generate power at the Temple Plants;
•the lack of long-term power sales agreements for the Temple Plants;
Risks Related to Our Retail Power Business
•the operation of our retail power business through a joint venture that requires the consent of BPPUS for certain material actions;
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
•events of default if we are unable to comply with restrictions in our debt agreements;
•risks related to our debt and debt agreements and hedging arrangements that expose us to risk of financial losses and counterparty credit risk;
•our dependence, as a holding company, on our subsidiaries and our joint ventures for cash;
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
•the effect of changing sentiments towards ESG matters and environmental conservation measures;
•reductions in demand for natural gas, NGL, and oil;
•risks related to climate change, including transitional, legal, political, financial, and physical risks;
•significant costs and liabilities related to environmental, health and safety laws, and regulations;
•potential tax law changes;
•complex and evolving laws and regulations regarding privacy and data protection;
•changes in U.S. foreign trade policies and international trade agreements;
Risks Related to Our Relationship with Banpu and its Affiliates
•the substantial influence of Banpu, our controlling stockholder, over us;
•our historical reliance on Banpu for capital investments to fund our business operations;
•we are a “controlled company” within the meaning of the New York Stock Exchange ("NYSE") rules and, as a result, qualify for and rely on exemptions from certain corporate governance requirements;
•conflicts of interest between Banpu and us or our other stockholders, or conflicts of interest of our officers and/or directors as a result of their positions with, or ownership of common stock of, Banpu;
•the BKV-BPP Joint Venture Transaction is a related party transaction, which may create actual or perceived conflicts of interest;
Risks Related to Our Common Stock
•the impact of our lack of dividend payments on the market price of our common stock;
•we identified a material weakness in our internal control over financial reporting;
•future sales of our common stock could reduce the price of our common stock; and
•the price of our common stock has fluctuated substantially and may fluctuate substantially in the future.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact contained in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management and dividend policy, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “seek,” “envision,” “forecast,” “target,” “predict,” “may,” “should,” “would,” “could,” “will,” the negative of these terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements include those described in “Item 1A. Risk Factors” in this Annual Report on Form 10-K, as well as the following factors, among others: statements about the anticipated benefits, opportunities and results with respect to the BKV-BPP Power Joint Venture Transaction and the Bedrock Acquisition, including any expected value creation from the BKV-BPP Power Joint Venture Transaction or the Bedrock Acquisition, and any reserves additions, midstream opportunities and other anticipated impacts from the Bedrock Acquisition, anticipated efficiencies, power plant reliability, and strategic growth and power purchase agreement opportunities relating to the BKV-BPP Power Joint Venture and the BKV-BPP Power Joint Venture Transaction, as well as guidance, projected or forecasted financial and operating results, future liquidity, leverage, results in certain basins, objectives, project timing, expectations and intentions, regulatory and governmental actions and other statements that are not historical facts. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our business strategy;
•our reserves;
•our financial strategy, liquidity, and capital required for our development programs;
•our relationship with our sponsor, Banpu and its affiliates, including future agreements with Banpu;
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
•our ability to forecast annual CO2 sequestration rates for our CCUS projects;
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
•BKV-BPP Power Joint Venture Transaction and the anticipated benefits thereof;
•the impact of the One Big Beautiful Bill Act of 2025 (the “OBBBA”); and
•our plans, objectives, expectations, and intentions.
Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur.
Undue reliance should not be placed on any forward-looking statement, which are based on predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others not now anticipated. The impact of any one factor on a particular forward-looking statement is not determinable with certainty as such factors are interdependent upon other factors. The foregoing statements are not exclusive and further information concerning us, including factors that potentially could materially affect our financial results, may emerge from time to time. We undertake no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements, except as required by law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

PART I
ITEM 1. BUSINESS
Overview
BKV Corporation (“BKV,” the “Company,” “our,” “we,” and “us”) is a forward-thinking, growth-driven energy company focused on creating long-term risk-adjusted stockholder value through the development of natural gas producing assets, the ownership and operation of natural gas-fired power generation assets, and selective accretive acquisitions. Our core businesses are the production of natural gas and the generation of natural gas-fired power from our owned and operated assets, supported by a closed-loop strategy enabled by our upstream, midstream, power, and CCUS businesses.
Our operations are supported by four business lines: natural gas production, natural gas midstream, power generation, and CCUS. Our operating approach is designed around a closed-loop model that aligns these business lines to support cost efficiency, commercial optimization, and operational reliability across the value chain. Through this approach, we retain operational control over the production, transportation, and processing of natural gas and provide multiple platforms for disciplined capital deployment, while meeting growing demand for low carbon natural gas and power.
For example, in the Barnett Shale, natural gas produced from our upstream assets is gathered and transported in part through our midstream systems. In November 2023, we commenced sequestration operations at our first CCUS project, and we currently expect our second and third CCUS projects to commence sequestration activities during the first and second quarter of 2026 with additional CCUS growth opportunities beyond 2026. Further, we are pursuing a power growth strategy that aligns with both our natural gas and CCUS businesses.
As part of our ongoing operations, we expect our owned and operated upstream and natural gas midstream businesses to achieve net-zero Scope 1 and Scope 2 greenhouse gas emissions during the early 2030s and net-zero Scope 1, Scope 2, and Scope 3 emissions by the late 2030s.
We believe our business model, experienced management team, and disciplined technology-enabled operations support our ability to create long-term, risk-adjusted stockholder value.
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
Optimize the value of our core businesses. We utilize technology and data analysis to enhance our assets and operations, which we believe improves operational efficiencies, reduces our emissions, and helps us realize our operational and financial goals as we continue to scale our business. Our Pad of the Future program, which includes conversion of natural gas-powered instrument pneumatics to compressed air or electric power instruments on existing pads, combined with emission and leak surveys, is expected to significantly reduce our annual GHG emissions and improve pad efficiencies and operating revenue. We have also improved pad efficiencies and reduced lease operating costs through improvements including leveraging of data analytics to coordinate the workforce, prioritize high-value activity, and assess individual well profitability; automating critical plunger set points; in-sourcing key services such as slick-line, value re-builds, compression overhaul, and location repair and maintenance; and entering water share arrangements to reduce disposal and trucking cost. By combining our reserves into a growing asset base with vertically integrated components, we believe we can enhance margins and create a “closed-loop” emissions reduction strategy that reduces Scope 1 and 2 emissions from our owned and operated upstream and natural gas midstream businesses and captures margin across the value chain.

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
Focus on our net zero objectives. We seek to apply our integrated business model, CCUS projects, and carbon-negative initiatives to realize Scope 1 and 2 net zero emissions from our owned and operated upstream and natural gas midstream businesses during the early 2030s. We believe we can achieve this through reductions in and offsets to our owned and operated upstream and natural gas midstream emissions from our Pad of the Future emissions reductions program and emissions monitoring and leak surveys, the retirement of SRECs generated by the BKV-BPP Power Joint Venture’s solar facility, and executing CCUS projects. We believe that carbon emissions within the United States can be reduced substantially through carbon capture on natural gas production, power plants, processing facilities, and other energy and industrial infrastructure. As such, in addition to lowering emissions in our owned and operated upstream and natural gas midstream businesses, CCUS for third parties is a focus of our business plan.
Encourage innovation. Our distinctive culture encourages innovation with a value-driven focus that feeds into our competitive advantage. For example, our emphasis on the efficient application of modern technology led to the development of our Pad of the Future program, our advancements in Barnett refracturing, and other operational improvements. We intend to continue to develop, retain, and add to our already talented, experienced, and forward-thinking employees. Our unified team and mantra of “Being a force for good” support our core values and provide us with confidence in our ability to successfully manage and grow our business.
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
Our Operations
Natural Gas Production
We are engaged in the acquisition, operation and development of natural gas and NGL properties primarily located in the Barnett and in NEPA. As of December 31, 2025, our total acreage position was approximately 563,000 net acres, substantially all of which was held by production. For the year ended December 31, 2025, our net daily production (after giving effect to the Bedrock Acquisition) averaged 835.5 MMcfe/d, consisting of approximately 80% natural gas and approximately 20% NGLs. As of December 31, 2025, our total proved reserves of 5,921 Bcfe had an estimated 7.4% year-over-year average base decline rate over the next 10 years.
As of December 31, 2025, our Barnett acreage position was approximately 544,000 net acres, substantially all of which was held by production. Our average daily Barnett production of approximately 742.0 MMcfe/d for the year ended December 31, 2025 consisted of approximately 77% natural gas and approximately 23% NGLs. We had an average working interest in our operated wells in the Barnett of approximately 96.5% as of December 31, 2025 and an Effective NRI in the Barnett of approximately 80.2%. As of December 31, 2025, our NEPA acreage position was approximately 19,100 net acres, 97% of which was held by production. Our average net daily production of 93.6 MMcfe/d for the year ended December 31, 2025 consisted entirely of natural gas. As of December 31, 2025, we had an average working interest in our operated wells in NEPA of 87.8%.
On September 29, 2025, BKV Upstream Midstream acquired 100% of the equity interests of Bedrock Production, LLC (now known as BKV Barnett II, LLC (“BKV Barnett II”)), a Texas limited liability company (such transaction, the “Bedrock Acquisition”). BKV Barnett II and its subsidiaries own certain oil and natural gas producing properties and midstream assets in the Barnett Shale. As a result of the Bedrock Acquisition, we acquired approximately 96,000 net acres and gas gathering lines, 1,121 producing locations with low 1- and 5-year base decline rates of approximately 7%, and nearly 1 Tcfe of proved reserves (>70% PDP reserves) using NYMEX strip pricing. The Bedrock Acquisition is expected to increase our production over 100 MMcfe/d and enhance our inventory in the Barnett Shale, aligning with our strategic position in the Fort Worth Basin.

Certification and Market Positioning. As of December 31, 2025, we re-certified approximately 72% of our NEPA production and 46% of our Barnett production under the TrustWell environmental assessment program of Project Canary, an environmental certification and ESG data company. All of our TrustWell-certified production received a Gold or Silver rating from Project Canary. Since our initial certification in 2021, the RSG market has not materialized, and during 2026, Project Canary will be closing down its TrustWell program. We may seek to certify our production against the MiQ Standard and/or align with the Oil & Gas Methane Partnership 2.0 (OGMP 2.0) of the United Nations ("UN") Environment Programme. Because there has yet to be a U.S. domestic standard for certification, we intend to position ourselves for a variety of competitive landscapes to promote market access and advance our own market for low carbon, and carbon neutral gas products by utilizing our “Carbon Sequestered Gas,” which is a Scope 1, 2, and 3 carbon neutral natural gas product.
Carbon Sequestered Gas. We expect that production of Carbon Sequestered Gas will be achieved by bundling our low carbon intensity produced natural gas with carbon credits sufficient to offset the estimated emissions associated with the production, gathering, and boosting of such gas, as well as the estimated emissions from its transmission, distribution (if applicable), and ultimate combustion, with the quantified emissions and the requisite volume of CCUS offsets being third-party certified. We have an agreement with a third party to establish the blockchain ledger and tokens; however, this process is dependent upon the development of the necessary technology by such third party. In addition, we expect to utilize the blockchain ledger and tokens for carbon offset produced natural gas developed by existing carbon registries such as ACR (formerly American Carbon Registry) or Verra, as those methodologies are currently being established. The carbon credits included in our Carbon Sequestered Gas will be generated by our CCUS projects, as described below in “- Path to Net Zero Emissions” and retired against our Scope 1 and/or Scope 3 emissions. We believe Carbon Sequestered Gas could potentially provide a decarbonized, certified, and qualified fuel and retired credits bundle that is a differentiated and premium product.
We have a contract with Kiewit Infrastructure South Co., a subsidiary of Kiewit Corporation (“Kiewit”), for the sale and purchase of up to 100 MMBtu/d of our Carbon Sequestered Gas. The carbon credits included in our Carbon Sequestered Gas will be generated by our CCUS projects and will be third party verified. We plan to commence delivery of Carbon Sequestered Gas upon completion of our certification process with the ACR (see “- Carbon Capture, Utilization and Sequestration” below).
In August 2025, BKV entered into a deal with Gunvor Group, Ltd. ("Gunvor"), a leading commodities trader for Carbon Sequestered Gas. This deal covers up to 10,000 MMBtu/d and allows Gunvor to purchase, market, and sell this premium commodity market product.
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
Barnett
In the Barnett, during the year ended December 31, 2025, approximately 202 MMcf/d of our gross production (approximately 20% of our total gross Barnett production) was gathered and processed by our owned Barnett midstream system, which includes approximately 870 miles of gathering pipeline, 61 midstream compressors, and one amine processing unit. Our remaining Barnett production was gathered and processed primarily under an agreement with ONEOK (formerly EnLink) with no minimum volume commitments (“MVC”).
For the assets we acquired in the Bedrock Acquisition, the substantial majority of our natural gas is gathered and transported by third parties, with less than 5% gathered and transported by us. For the assets we acquired in the Exxon Barnett Acquisition, approximately 90% of our natural gas is gathered and transported through an agreement assigned to our wholly-owned subsidiary, BKV Midstream, LLC, through various market-rate based contracts that take lean gas to various delivery points into Energy Transfer’s pipeline. All gas currently flows to Energy Transfer, where BKV is under an acreage dedication for its downstream takeaway. For the assets we acquired in the Devon Barnett Acquisition, approximately 95% of our natural gas is gathered and transported by ONEOK through various contracts that govern the services provided for the Bridgeport, Ponder, and Jarvis systems. The Bridgeport system consists of both rich and lean gas governed by a market-rate based contract, as amended, with a term expiring in 2033. The gathering and processing fees under the Bridgeport contract contain an incentive mechanism pursuant to which we can achieve lower rates through refractured or new wells. All NGLs under the Bridgeport contract are sold to ONEOK at Mont Belvieu pricing subject to a market-based transport and fractionation differential. There are no MVCs associated with the natural gas gathering agreements for the assets we acquired in the Devon Barnett Acquisition.
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
NEPA
In NEPA, we own and operate approximately 16 miles of natural gas gathering pipelines, 14 miles of freshwater distribution pipelines, and ten gas compression units in NEPA. As part of our sale of Chaffee in June 2024, we sold our minority non-operated ownership interest in a Repsol Oil & Gas operated midstream system in NEPA. Our gross operated production volumes in NEPA are contractually gathered and treated primarily by three third-party providers. For the year ended December 31, 2025, approximately 52%, 41%, and 7% of our gross operated volumes in NEPA were further gathered, treated, and transported to sales on the gathering systems of UGI Energy Services Midstream Services, Williams Companies, and Energy Transfer, respectively. We have secured these services through acreage dedications, pursuant to which current and future production sourced from the specific acreage positions designated in each contract is required to be gathered and treated by each specific entity. Some of our NEPA gas gathering and processing contracts contain limited MVC terms, which expire in the second quarter of 2029. As of December 31, 2025, 82 MMcf/d of MVC related to the gathering, central delivery point aggregation, and intra-basin transport.
The terms of these contracts range from 10 and 20 years from original execution date, with an average term of three years remaining between the various contracts, as of December 31, 2025. The specified rates within these contracts are generally escalated annually subject to a standard Consumer Price Index escalator. These gathering and treating contracts offer deliverability to intra-basin markets, as well as multiple downstream pipelines that offer access to inter- and intra-regional markets. This flexibility ultimately provides sufficient liquidity and market optionality that help facilitate the overall process of maximizing corporate netbacks.
Power Generation
As of December 31, 2025, we owned a 50% ownership interest in the BKV-BPP Power Joint Venture, which owns the Temple Plants, modern combined cycle gas and steam turbine power plants located in the ERCOT North Zone in Temple, Texas. As of December 31, 2025, the remaining 50% interest in the BKV-BPP Power Joint Venture was owned by BPPUS, a wholly-owned subsidiary of Banpu Power and an affiliate of our sponsor, Banpu.
Temple I and Temple II have annual average power generation capacities of 752 MW and 747 MW, respectively, and each power plant delivers power to customers on the ERCOT power network in Texas. Temple I and Temple II have baseload design heat rates of approximately 6,904 Btu/kWh and 6,950 Btu/kWh, respectively, which are below the ERCOT Combined Cycle Gas Turbines average. The modern technology utilized at the Temple Plants enables them to respond to rapidly changing market signals in real time, ensuring the highest operational readiness during the time when electricity consumption peaks (in winter and summer), making the power plants well-suited to serve the various needs of the ERCOT market. We continue to explore potential additional acquisitions to expand our power generation business. We expect our power generation assets will be synergistic with our base upstream business, and we leverage our existing organization to provide marketing, engineering, finance, accounting, and other administrative services to the BKV-BPP Power Joint Venture for an annual fee plus expenses.
In February 2023, the BKV-BPP Power Joint Venture launched a retail marketing business to sell electricity to commercial, industrial, and residential retail customers in Texas through its wholly-owned subsidiary, BKV-BPP Retail, under the brand name BKV Energy. As of December 31, 2025, BKV Energy has a portfolio of over 58,000 customers and is licensed to serve throughout the deregulated portions of Texas.
Following the closing of the BKV-BPP Power Joint Venture Transaction on January 30, 2026, the BKV-BPP Power Joint Venture is owned 75% by BKV and 25% by BPPUS. Refer to Note 14 - Investments and Note 19 - Subsequent Events to our consolidated financial statements for more information.
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

As part of our “closed-loop” approach to our net zero emissions goal, we expect to apply a portion of the CO2 emissions that are sequestered through our CCUS business to offset GHG emissions from our owned and operated upstream and natural gas midstream businesses. We have engaged third parties to analyze and report the CO2 injection volumes and environmental attributes of our sequestration projects, and we are working with the ACR and Verra to certify and register the environmental attributes associated with our CCUS projects as tradeable carbon credits. We expect our CCUS business to contribute in significant part to our goals to fully offset our Scope 1 and 2 emissions from our owned and operated upstream and natural gas midstream businesses during the early 2030s, and our Scope 1, 2, and 3 emissions from our owned and operated upstream and natural gas midstream businesses by the late 2030s. However, we may not receive 100% of the environmental attributes associated with CCUS projects funded in whole or in part by third parties, and, in such cases, we expect to have the ability to purchase such environmental attributes BKV would not otherwise receive. We may also provide development and support services for third-party owned CCUS projects on a fee-for-service model, although such projects will not be included in our path to net zero. In addition, in the future, we may sell carbon credits associated with our CCUS projects to unrelated third parties outside of our value chain. Ultimately, we will be able to apply only such portion of the sequestered emissions to offset our own GHG emissions that corresponds to the percentage of environmental attributes BKV receives (and retains) or purchases. See “— Path to Net Zero Emissions” below for a description of how we estimate our Scope 1, 2, and 3 annual emissions and how we expect our CCUS business to contribute to the offset of those emissions.
We expect to fund the majority of our CCUS business from a variety of external sources, including contributions from our joint ventures with the Class B Member and BPPUS, project-based equity partnerships, debt financing, and federal grants, with the remaining capital needs being funded with cash flows from operations. The projected timeline for commercial operations and the generation of positive CCUS business revenue and positive earnings depends, in part, on our ability to fund the anticipated capital requirements for the potential projects that we have identified and described below through external funding and revenues from our upstream business, as well as on our ability to receive our portion of the anticipated Section 45Q tax credits associated with these projects. For CCUS facilities placed in service after December 31, 2022, Section 45Q of the Code generally provides the capturing parties a tax credit of $85.00 per ton for CO2 directly stored in geologic formations, subject to satisfaction or non-application of certain prevailing wage and apprenticeship requirements (or $17.00 per ton if such prevailing wage and apprenticeship requirements are not satisfied), with adjustments for inflation after 2026. In either case, the Section 45Q tax credits are available for a 12-year period for qualifying facilities that begin construction before January 1, 2033. We may not receive 100% of the Section 45Q tax credits associated with projects funded by third parties and, in such cases, we will receive a certain fee for CO2 transportation and/or sequestration services we provide for such projects, or we will receive only a corresponding percentage of the anticipated Section 45Q tax credits associated with such projects.
CCUS Projects
On May 8, 2025, BKV dCarbon Ventures, together with the Class B Member, and for the limited purposes specified therein, BKV Corporation, entered into the BKV-CIP JV Agreement forming BKV dCarbon Project, LLC (the “BKV-CIP Joint Venture”) for the purpose of developing CCUS projects. On May 8, 2025, BKV dCarbon Ventures contributed to the BKV-CIP Joint Venture $40.3 million of CCUS assets that included BKV dCarbon Barnett Zero, LLC and BKV dCarbon Las Tiendas, LLC and related assets (including the Barnett Zero and Eagle Ford CCUS projects), and $4.1 million of Section 45Q accrued receivables at carrying value, and committed to future contributions of certain CCUS projects, related assets, and/or cash in exchange for an interest in the BKV-CIP Joint Venture and 4,796,421 Class A Units at $10.00 per share. The Class B Member committed up to an initial $500.0 million in cash for use by the BKV-CIP Joint Venture in construction and operating new CCUS projects across the U.S. in exchange for no more than a 49% interest in the BKV-CIP Joint Venture. As of December 31, 2025, the Class B Member contributed $17.9 million.
Currently, we have one operational CCUS project and are pursuing additional potential CCUS projects that we believe are commercially viable based on economics supported by enhanced Section 45Q tax credits and that we believe can be completed by the late 2030s. We have entered into various letters of intent and definitive contracts that we expect to grant us carbon storage and sequestration rights on over 42,000 acres of leased pore space across seven distinct projects located in three states. Our projected timeline for commercial operations of these projects depends in part on our ability to fund the capital requirements for these potential projects through external funding and revenues from our upstream business. Our timeline also depends on a regulatory environment that is favorable to our projects and their development. Our projects can be placed into two categories: (i) Class II (NGP) projects and (ii) Class VI projects. The table below presents actual and forecasted quantities of active sequestration operations for each category for years 2025 through 2028 and the early 2030s.

Project Category (1) (2)	YE 2025 Actual Gross Rate (Mtpy CO2)	YE 2026 Forecasted Gross Rate (Mtpy CO2)	YE 2027 Forecasted Gross Rate (Mtpy CO2) (3)	YE 2028 Forecasted Gross Rate (Mtpy CO2) (3)	Early 2030s Forecasted Gross Rate (Mtpy CO2) (3)
Class II	0.1	0.2	0.4	1.3	2.1
Class VI	—	—	—	0.2	16.9
Total	0.1	0.2	0.4	1.5	19.0
___________________________________________________
(1) Our projected timeline for commencement of sequestration operations for the project categories identified above depends in part on our ability to fund the capital requirements for these potential projects through external funding and revenues from our upstream business, as well as a regulatory environment that is favorable to our projects and their development. See “Risk Factors - Risks Related to Our CCUS Business.”
(2) We may not receive 100% of the environmental attributes associated with CCUS projects funded in whole or in part by third parties, and, in such cases, we expect to have the ability to purchase such environmental attributes BKV would not otherwise receive. Ultimately, we will be able to apply only such portion of the sequestered emissions to offset our own GHG emissions that corresponds to the percentage of environmental attributes BKV receives (and retains) or purchases.
(3) We have not secured external financing, reached FID, or entered into the definitive agreements necessary to execute many of the projects contributing to the YE 2027, YE 2028, and Early 2030s Forecasted Gross Rates above.
However, we have not secured external financing, reached FID, or entered into the definitive agreements necessary to execute many of the projects contributing to the YE 2027, YE 2028, and Early 2030s Forecast Gross Rates identified above, and there can be no guarantee that we will be able to execute and operate any of these potential future CCUS projects (or any other CCUS projects) with sufficient volumes of CO2 sequestration to achieve our Scope 1, 2, and 3 emissions goals on the timelines we anticipate. There can be no assurance that these potential CCUS projects, the projects further described herein, or any other CCUS project will achieve the forecasted sequestration volumes, and we may not commence sequestration operations for any of the projects identified above by the anticipated timeframe, or at all.
We estimate the aggregate investment required to develop the actual and potential CCUS projects identified above to be between approximately $1.3 - $1.6 billion between now and the end of 2030. We anticipate that some of these project costs will be borne by third-party investors in these projects, including our joint venture partners, owners of sources of CO2, landowners, and other stakeholders. In order to achieve the projected timeline for commercial operations of such projects, we expect to fund the majority of the anticipated cost of these CCUS projects from third-party sources, including contributions from our joint ventures with the Class B Member and BPPUS, project-based equity partnerships, debt financing, and federal grants, with the remaining capital needs being funded with cash flows from operations. We are able to moderate the capital required to fund our CCUS business, as our CCUS business model provides flexibility for us to selectively invest in only the sequestration component of a project or in the capture, transportation, and sequestration components, depending on the scope of the project. If sufficient external funding is not available to help fund our CCUS business, then we would expect to continue to develop our CCUS business from cash flows from operations on a less accelerated timeline, which may result in an inability to achieve our Scope 1, 2, and 3 emissions goals on the timeline we anticipate.
We have achieved notable milestones with respect to certain projects within each category, as more fully described below.
Class II Operational Projects
Barnett Zero Project. In November 2023, our first CCUS project, which we refer to as the Barnett Zero Project, commenced commercial sequestration of CO2 waste generated by ONEOK’s Bridgeport natural gas processing plant and neighboring operations. In the Barnett Zero Project, ONEOK transports our natural gas produced in the Barnett to its natural gas processing plant in Bridgeport, Texas, where the CO2 waste stream is captured, compressed, and then disposed of, and sequestered via our nearby Class II injection well that complies with standards applicable to Class VI wells. During 2025, our operational projects achieved a total sequestration of approximately 138,000 metric tons of CO2.
We have used and intend to continue to use the Barnett Zero Project as a prototype for modular NGP projects that can be repeated and quickly scaled. We are currently progressing additional NGP projects based on this model and anticipate that these projects will reach FID and initiate sequestration operations at various points in 2026 through 2028.
Class II FID Projects
Eagle Ford Project. On December 18, 2024, BKV dCarbon Ventures reached internal FID to develop our second CCUS project for the sequestration of CO2 waste generated by a natural gas processing plant. This CCUS project, which we refer to as the Eagle Ford Project, will capture, compress, and then dispose of and geologically sequester the CO2 waste stream generated as a byproduct of third-party natural gas processed by the plant. We estimate the Eagle Ford Project will geologically sequester up to approximately 90,000 metric tons of CO2 per year. We currently estimate the total investment required for the Eagle Ford Project to be approximately $22 million and we expect to be entitled to use 100% of the environmental attributes associated with the project towards our net zero goals. We are targeting commencement of CO2 sequestration activities during the first quarter of 2026, at which point we expect this project will be the second of our current modular line of identified potential NGP projects.
Cotton Cove Project. On October 18, 2022, BKV dCarbon Ventures reached internal FID to develop our third CCUS project in the Barnett. This CCUS project, which we refer to as the Cotton Cove Project, will separate, dispose of, and geologically sequester CO2 generated as a byproduct of our natural gas production in the Barnett and will utilize our midstream assets to do so. We have secured pore space for CO2 injection, and we estimate the Cotton Cove Project will geologically sequester up to approximately 32,000 metric tons of CO2 per year. The Cotton Cove Project is held through the BKV-BPP Cotton Cove Joint Venture, which is owned 51% by BKV dCarbon Ventures and 49% by BPPUS. We currently estimate the total investment required for the Cotton Cove Project to be approximately $18 million, of which we contributed $9.0 million and BPPUS contributed $8.8 million through December 31, 2025. We currently expect to be entitled to use the majority of the environmental attributes associated with such project towards our net zero goals. We are targeting commencement of CO2 sequestration activities during the first half of 2026, at which point we expect this project will be the third of our current modular line of identified potential NGP projects, in addition to the Barnett Zero Project. Additionally, BKV dCarbon Ventures will manage the BKV-BPP Cotton Cove Joint Venture and leverage our existing organization to provide marketing, engineering, finance, operations, project management, accounting, and other administrative services to the BKV-BPP Cotton Cove Joint Venture, in each case for an annual fee plus expenses.
East Texas Project. On December 11, 2025, BKV dCarbon Ventures reached internal FID to develop our fourth CCUS project for the sequestration of waste emissions from a natural gas processing plant. This CCUS project, which we refer to as the East Texas Project, will capture, compress, and then dispose of and geologically sequester the CO2 waste stream generated as a byproduct of third-party natural gas processed by the plant. We estimate the East Texas Project will geologically sequester up to approximately 70,000 metric tons of CO2 per year. We currently estimate the total investment required for the East Texas Project to be approximately $22 million and we expect to be entitled to use 100% of the environmental attributes associated with the project towards our net zero goals. We are targeting commencement of CO2 sequestration activities in the first half of 2027, at which point we expect this project will be the fourth of our current modular line of identified potential NGP projects.
Other Class II NGP Projects
We have identified other potential NGP projects that we anticipate will achieve FID and commence initial sequestration operations at various points in 2026 through 2028. Much of the carbon capture infrastructure required for these NGP projects is already in place. For example, the NGP facilities have amine towers to capture and concentrate CO2 emissions to meet natural gas sales specifications. Also, we have secured or are in discussions to secure definitive agreements for pore space leasehold for several projects, and have submitted or are working towards submitting well permit applications. If these projects are approved at FID, definitive agreements are executed on the terms and timeline we believe are obtainable, and sufficient external funding is secured, we expect these projects to start sequestration operations before December 31, 2028.
On February 24, 2026, BKV dCarbon Ventures entered into a definitive agreement in connection with our fifth and sixth CCUS projects for the sequestration of waste emissions from natural gas processing plants. We expect these CCUS projects to capture, compress, and then dispose of and geologically sequester the CO2 waste stream generated as a byproduct of Comstock Resource’s natural gas processing plants in the Western Haynesville region. Although we have not secured external financing, reached FID, or entered into all definitive agreements necessary to execute these projects we have identified, if approved at FID, assuming we are able to execute additional definitive agreements on the terms and timeline we believe are obtainable, and secure sufficient external funding, and subject to receipt of required regulatory approvals, these projects are expected to include the development of two Class II injection wells and further expand our current modular line of identified potential NGP projects. For more information about the risks involved in our CCUS business, see “Risk Factors - Risks Related to Our CCUS Business.”
Class VI Projects
We are also evaluating potential medium to higher concentration industrial projects to sequester third-party emissions, and anticipate these projects will achieve FID and commence initial sequestration operations at various points prior to 2033.

Pore space leaseholds have been secured for our potential industrial projects, including one covering approximately 21,000 acres of state-owned land in Louisiana, which we refer to as the High West Project.
In August 2023, High West entered into a carbon sequestration agreement with the State of Louisiana to develop facilities and permanently sequester CO2 from local third-party emissions sources. The State of Louisiana granted High West the carbon storage and sequestration rights on approximately 21,000 acres of land in St. Charles and Jefferson Parishes. The acreage is in an ideal location for targeted carbon capture and sequestration efforts, with an estimated 10 Mtpy CO2 of potential capture and sequestration in Phase I of the development. This site is located within a 20 mile radius from various emissions points. The Class VI permit application for Phase I of the initial five well development was submitted on March 31, 2025, and was deemed administratively complete on August 27, 2025 by the Louisiana Department of Energy and Natural Resources (now the Louisiana Department of Conservation and Energy). The storage site is estimated to have approximately 200 Mt of total CO₂ storage capacity in Phase I of the development, which is expected to support injection volumes of up to 10 Mt per year over an anticipated operating life of approximately 20 years. Additional phases of development may be undertaken as needed. We currently estimate the total investment required for High West to be approximately $163 million with the potential for additional phases of development. Under the agreement, High West will dispose of CO2 waste from local third-party emissions sources through permanent sequestration via injection wells on the designated acreage.
We have filed applications to seek Class VI permits for three of these industrial projects, two of which are in the State of Louisiana and one of which is in the State of Texas. The U.S. Environmental Protection Agency (the “EPA”) recognized our permit applications as being administratively complete in January 2024 and February 2024, respectively, for one of our State of Louisiana projects and the State of Texas project. Both the State of Louisiana and State of Texas applied for, and have been granted, primacy for the EPA’s Class VI permitting program and these two applications have been transferred from the EPA to the respective state agencies. In July 2025, the Louisiana Department of Conservation and Energy additionally recognized the permit application originally submitted to the EPA for the State of Louisiana permit as administratively complete. For the other State of Louisiana Class VI location (which BKV has designated as the “High West” project), the Class VI permit application for a five well initial development industrial location was filed with the State of Louisiana on March 31, 2025. On August 27, 2025, the Louisiana Department of Conservation and Energy recognized the initial five well permit applications as being administratively complete. We continue to engage in discussions with additional CO2 sources regarding a number of potential projects. Subject to FID for each project, the availability of sufficient external financing, and the execution of definitive agreements we believe are obtainable, we expect to initiate sequestration operations prior to 2033.
Our CCUS business and all of our CCUS projects are in the early stages of development. Although we commenced commercial operations with the initial injection of CO2 waste at the Barnett Zero Project in November 2023, reached FID, and entered into definitive agreements with respect to the Eagle Ford Project, the Cotton Cove Project, and the East Texas Project, we have not reached FID for, or entered into the definitive agreements necessary to execute, any of the other projects identified above. We may not be able to reach agreements on terms acceptable to us or achieve our projected timeline for commercial operations for these projects. In addition, the development of our CCUS business is expected to require material capital investments, and the projected timeline for commercial operations depends on our ability to fund the anticipated capital requirements for the potential projects that we have identified through external funding and revenues from our upstream business. We expect to fund the majority of these CCUS projects from a variety of external sources, including contributions from our joint ventures with the Class B Member and BPPUS, project-based equity partnerships, debt financing, and federal grants, with the remaining capital needs being funded with cash flows from operations. The commercial viability of our CCUS projects depends, in part, on obtaining necessary permits and other regulatory approvals and on our ability to receive our portion of the anticipated Section 45Q tax credits associated with these projects. In particular, we must meet certain wage and apprenticeship requirements in order to qualify for enhanced Section 45Q tax credits. For more information about the risks involved in our CCUS business, see “Risk Factors - Risks Related to Our CCUS Business.”
We are also currently progressing Front-End Engineering Design (FEED) studies regarding CO2 capture from combined cycle natural gas power turbines, like those at our Temple location, to further delineate capital and operating costs of such facilities. Implementation of such capture at BKV’s existing or developed power facilities would significantly reduce the carbon intensity of the associated power produced from such facilities.
Path to Net Zero Emissions
We conducted an initial assessment of our annual Scope 1 and 2 emissions from our owned and upstream businesses as of December 31, 2021, and subsequently updated that assessment for the upstream and natural gas midstream businesses acquired through the Exxon Barnett Acquisition in 2022 to establish an emissions baseline of 2.49 Mtpy CO2e annual Scope 1 and 2 emissions from our owned and operated upstream and natural gas midstream businesses as of December 31,

2021. Our assessments did not address our GHG emissions from our other business operations. Our emissions estimates presented in this Annual Report on Form 10-K are based on information with respect to our owned and operated upstream and natural gas midstream businesses in the Barnett and NEPA through fiscal year 2024 and reported by BKV pursuant to the requirements of the federal Clean Air Act GHG reporting program regulations for petroleum and natural gas systems, Subpart C and Subpart W, as applicable. These estimates will be updated annually to reflect any changes in activity, inventory, production throughput, and emissions reduction retrofits or equipment modifications, and published in our annual Sustainability Report.
Our path to net zero solely addresses GHG emissions relating to our owned and operated upstream and natural gas midstream businesses and does not address GHG emissions from our other business operations, namely our CCUS and power generation businesses. Although we believe our current path to net zero will be sufficient to reduce emissions related to our existing owned and operated upstream and natural gas midstream businesses, the future growth or expansion of such businesses will result in additional GHG emissions. We believe our approach to reducing the emissions from our owned and operated upstream and natural gas midstream operations is repeatable and scalable in connection with future growth through continued investment and expansion of our Pad of the Future program and our emissions and leak surveys, as well as additional CCUS and solar projects.
We estimate that our annual Scope 3 emissions from our owned and operated upstream and natural gas midstream businesses were approximately 17.0 Mtpy CO2 as of December 31, 2024. These Scope 3 emissions are currently estimated in accordance with IPIECA’s “Sustainability reporting guidance for oil and gas industry,” dated March 2020. Specifically, Scope 3 emissions are estimated per the Greenhouse Gas Protocol’s “Corporate Value Chain (Scope 3) Accounting and Reporting Standard,” released in 2011, under Category 11 (Use of Sold Product). Scope 3 emissions estimated for Category 11 represent over 90% of the Scope 3 emissions from our owned and operated upstream and natural gas midstream operations, with minor contributions from other source categories. Additionally, our estimated Scope 3 emissions calculations assume that all natural gas produced is combusted and does not account for other potential end uses of natural gas. Scope 3 mass emissions are calculated using the EPA’s prescribed emissions factors for the speciated natural gas (methane and ethane) as well as NGLs, assuming Y-grade NGLs. Effective as of 2024, the Company's Scope 3 CO2e emissions are estimated using AR5 Global Warming Potentials, similar to those used by the EPA. The AR5 Global Warming Potentials supersede the AR4 Global Warming Potentials applied in prior periods. Our annual Scope 3 CO2e emissions for the year ended December 31, 2024 were estimated at an approximated year-end net production volume of 855 MMcfe/d of natural gas (approximately 85% methane, 5% ethane and 10% other) and approximately 113.4 MBbls of NGLs (or approximately 1.7 MMcfe/d), as reported to the EPA for Subpart W. Our NGL constituents are estimated based on average constituent NGL barrel. Allocating the entire 856 MMcfe/d towards combustion as the end use, applying suitable combustion emission factors from the EPA, and using AR5 GWPs, Scope 3 annual emissions from our operated upstream operations are estimated at approximately 17.0 Mtpy CO2. We currently engage third party consultants to develop and review our Scope 3 emissions estimates.
Planned Path to Net Zero (Scope 1 and 2)
Pad of the Future. Our Pad of the Future program has implemented pad level design improvements to reduce pad level usage of natural gas, reduce GHG emissions, and maintain operational continuity. As of December 31, 2025, we completed the conversion of over 75% of our pneumatic devices and pneumatic pumps in the Barnett and during the year ended December 31, 2025, we successfully completed the program with our upstream owned and operated assets in NEPA. Through December 31, 2025, our total costs incurred to complete the conversions approximated $23.6 million.
Based on the success of this effort, methane is no longer our largest source of GHG emissions on a CO2e emissions-related basis. Due to this success, regulatory updates, and other operational efficiencies, we are evaluating the need for future pneumatic retrofits and will be transitioning investments to other emission reduction technologies more impactful to our assets.
Emissions Monitoring. Our leak detection and repair emissions monitoring program involves continuous ground-based instrument monitoring, satellite-based monitoring, aerial flyovers, and on the ground leak detection and repair inspections.
Solar Renewable Credits. We expect to purchase the SRECs generated by the BKV-BPP Power Joint Venture’s planned 2.5 MW to 5 MW solar facility. The initial 2.5 MW phase was completed and began generating power in August 2024. The BKV-BPP Power Joint Venture has obtained permits for the full 5 MW facility and is evaluating development of the remaining 2.5 MW. Solar facilities may be subject to increasingly arduous regulatory requirements, including additional permitting requirements. For every 1,000 kilowatt-hours of electricity produced by an eligible solar facility, one SREC is awarded. For a solar facility to be credited with that SREC, the system must be certified and registered by state agencies. The BKV-BPP Power Joint Venture’s solar facility is expected to generate SRECs sufficient to offset approximately 30% of the Scope 2 emissions from our owned and operated upstream and natural gas midstream business as of December 31, 2025.

CCUS. Further, as discussed under “— Carbon Capture, Utilization, and Sequestration” above, we believe that the Barnett Zero Project, together with the Eagle Ford Project, the Cotton Cove Project, the East Texas Project, and the additional pre-FID projects for the capture and sequestration of third-party emissions that we have identified, have a combined annual forecasted sequestration volume of approximately 19.0 Mtpy CO2 during the early 2030s. Although we have not secured external financing, reached FID, or entered into the definitive agreements necessary to execute any of the additional pre-FID projects we have identified, if approved at FID, and assuming we are able to execute definitive agreements on the terms and timeline we believe are obtainable, and secure sufficient external funding, we expect these projects to start sequestration operations before December 31, 2029.
However, we have not secured external financing, reached FID, or entered into the definitive agreements necessary to execute any of the pre-FID projects identified above, and there can be no guarantee that we will be able to execute and operate any of the potential CCUS projects we have identified (or any other CCUS projects) with sufficient volumes of CO2 sequestration to achieve our Scope 1, 2, and 3 emissions goals on the timelines we anticipate. There can be no assurance that any of the potential projects we have identified or the Barnett Zero Project will achieve forecasted sequestration volumes, and we may not commence sequestration operations for any of the potential projects identified above by the anticipated timeframe, or at all. Furthermore, we may not receive 100% of the environmental attributes associated with CCUS projects funded in whole or in part by third parties, and, in such cases, we expect to have the right to purchase such environmental attributes BKV would not otherwise receive. In addition, in the future, we may sell carbon credits associated with our CCUS projects to unrelated third parties outside our value chain. Ultimately, we will be able to apply only such portion of the sequestered emissions to offset our own GHG emissions that corresponds to the percentage of environmental attributes BKV receives (and retains) or purchases. While we may consider alternatives to offset our owned and operated upstream and natural gas midstream emissions (including the purchase of verified offset credits) in order to meet our Scope 1 and 2 emissions goals, ultimately, we may not be able to achieve our goals of net zero Scope 1 and 2 emissions from our owned and operated upstream and natural gas midstream businesses during the early 2030s.
Planned Path to Net Zero (Scope 1, 2, and 3)
We also aspire to offset the annual Scope 3 emissions impact of our owned and operated upstream and natural gas midstream businesses by the late 2030s, which we estimated to be approximately 17.0 Mtpy CO2 annually as of December 31, 2024. Our CCUS business of capturing and sequestering our gas processing-related emissions along with third-party GHG emissions is a critical component to achieving this net zero goal. This aspiration to offset the Scope 3 emissions of our owned and operated upstream and natural gas midstream businesses by the late 2030s is primarily limited to our Category 11 (Use of Sold Product) emissions, which we believe represents a significant portion of the overall Scope 3 emissions from our owned and operated upstream and natural gas midstream businesses. We will periodically perform materiality assessments on our Scope 3 emissions to ensure the accuracy of our Scope 3 missions footprint. At this time, our Scope 3 emissions estimate does not include our GHG emissions from our other business operations, namely our CCUS and power generation businesses.
As discussed in “— Carbon Capture, Utilization and Sequestration,” above, we are currently operating the Barnett Zero Project owned by the BKV-CIP Joint Venture and have identified additional potential CCUS projects that we believe are commercially viable and estimate would have a combined forecasted annual volume of carbon capture and sequestration of approximately 19.0 Mtpy CO2 during the early 2030s, which represents a majority of our current Scope 1, 2, and 3 annual emissions from our owned and operated upstream and natural gas midstream businesses. The BKV-CIP Joint Venture will retain and monetize all environmental attributes associated with CCUS projects contributed to the BKV-CIP Joint Venture, including pursuant to a first right of BKV or its affiliates to purchase such environmental attributes at fair market value. Ultimately, with respect to CCUS projects contributed to the BKV-CIP Joint Venture, we will be able to apply to offset our own GHG emissions only the portion of sequestered emissions attributable to the percentage of environmental attributes that BKV purchases from the BKV-CIP Joint Venture. We will continue to evaluate and identify potential CCUS project opportunities consistent with our goal of offsetting our annual Scope 1, 2, and 3 emissions from our owned and operated upstream and natural gas midstream businesses by the late 2030s. However, we may not purchase, receive, or retain 100% of the environmental attributes associated with our CCUS projects as discussed above, which may negatively impact our net zero strategy, potentially delaying or preventing our progress towards achieving our net zero goals.
Large scale CCUS projects are subject to numerous risks and uncertainties, including securing third-party financing, reaching definitive agreements with third parties, and obtaining necessary permits and other regulatory approvals, and we may be unable to execute on some or all of these projects, including the projects for which we have reached FID on the timeline we anticipate, on terms acceptable to us, or at all. There can be no guarantee that we will be able to execute and complete any identified CCUS projects and there can be no guarantee that we will be able to achieve our net zero Scope 1, 2, and 3 emissions goals. If sufficient external funding is not available to help fund our CCUS business, then we would expect to continue to develop our CCUS business from cash flows from operations on a less accelerated timeline. If we are not able to complete CCUS projects having a sufficient forecasted volume of carbon capture to offset our Scope 1, 2, and 3 annual emissions on the timeline and upon terms that we believe are obtainable, we may not be able to achieve our goal of net zero Scope 1, 2, and 3 emissions from our owned and operated upstream and natural gas midstream businesses by the late 2030s.
Our Acreage
The following table summarizes our acreage position as of December 31, 2025:

	Developed		Undeveloped		Total
Operating Region	Gross	Net	Gross	Net	Gross	Net
Barnett (1)	760,746	504,815	48,330	39,214	809,076	544,029
NEPA	21,677	18,312	1,467	785	23,144	19,097
Total	782,423	523,127	49,797	39,999	832,220	563,126
The following table summarizes our acreage position as of December 31, 2024:

	Developed		Undeveloped		Total
Operating Region	Gross	Net	Gross	Net	Gross	Net
Barnett (1)	641,923	426,314	40,134	35,496	682,057	461,810
NEPA	21,677	18,312	1,467	785	23,144	19,097
Total	663,600	444,626	41,601	36,281	705,201	480,907
The following table summarizes our acreage position as of December 31, 2023:

	Developed		Undeveloped		Total
Operating Region	Gross	Net	Gross	Net	Gross	Net
Barnett (1)	638,193	421,491	41,113	38,421	679,306	459,912
NEPA	63,739	29,501	18,774	7,364	82,513	36,865
Total	701,932	450,992	59,887	45,785	761,819	496,777
__________________________
(1) Includes acreage acquired during 2021 from Jamestown Resources, LLC, Larchmont Resources, LLC, and Pelican Energy, LLC, for which acreage the leasehold interest is derived from unit-based assignments and includes 133,470 gross and 3,318 net developed acres, and no undeveloped acreage.
The percentage of our net undeveloped acreage that is subject to lease expiration over the next three years, if such leases are not renewed, is approximately 0.93% in 2026, 1.14% in 2027, and 0.64% in 2028.
Our Productive Wells
The following table sets forth our gross and net productive natural gas and oil wells as of December 31, 2025:

	Producing Natural Gas Wells		Producing Oil Wells		Total		Average Working Interest
Operated Wells	Gross	Net	Gross	Net	Gross	Net
Barnett	6,357	6,132	10	10	6,367	6,142	96.5%
NEPA	147	129	—	—	147	129	87.8%
Total	6,504	6,261	10	10	6,514	6,271	96.3%
Non-Operated Wells
Barnett	927	89	7	1	934	90	9.6%
NEPA	36	1	—	—	36	1	2.8%
Total	963	90	7	1	970	91	9.4%
Total
Barnett	7,284	6,221	17	11	7,301	6,232	85.4%
NEPA	183	130	—	—	183	130	71.0%
Total	7,467	6,351	17	11	7,484	6,362	85.0%
The following table sets forth our gross and net productive natural gas and oil wells as of December 31, 2024:

	Producing Natural Gas Wells		Producing Oil Wells		Total		Average Working Interest
Operated Wells	Gross	Net	Gross	Net	Gross	Net
Barnett	5,492	5,340	7	7	5,499	5,347	97.2%
NEPA	142	130	—	—	142	130	91.5%
Total	5,634	5,470	7	7	5,641	5,477	97.1%
Non-Operated Wells
Barnett	924	90	1	—	925	90	9.7%
NEPA	35	—	—	—	35	—	—%
Total	959	90	1	—	960	90	9.4%
Total
Barnett	6,416	5,430	8	7	6,424	5,437	84.6%
NEPA	177	130	—	—	177	130	73.4%
Total	6,593	5,560	8	7	6,601	5,567	84.3%
The following table sets forth our gross and net productive natural gas and oil wells as of December 31, 2023:

	Producing Natural Gas Wells		Producing Oil Wells		Total		Average Working Interest
Operated Wells	Gross	Net	Gross	Net	Gross	Net
Barnett	5,614	5,437	6	6	5,620	5,443	96.9%
NEPA	142	127	—	—	142	127	89.4%
Total	5,756	5,564	6	6	5,762	5,570	96.7%
Non-Operated Wells
Barnett	993	95	1	—	994	95	9.6%
NEPA	272	37	—	—	272	37	13.6%
Total	1,265	132	1	—	1,266	132	10.4%
Total
Barnett	6,607	5,532	7	6	6,614	5,538	83.7%
NEPA	414	164	—	—	414	164	39.6%
Total	7,021	5,696	7	6	7,028	5,702	81.1%
Drilling, Refrac, and Restimulation Activity
During the years ended December 31, 2025, 2024, and 2023, we drilled development wells as set forth in the table below:

	2025		2024		2023
Development	Gross	Net	Gross	Net	Gross	Net
Barnett
Productive	33.0	33.0	6.0	6.0	15.0	15.0
Dry	1.0	0.9	—	—	—	—
NEPA
Productive	4.0	4.0	—	—	3.0	3.0
Dry	—	—	—	—	—	—
Total	38.0	37.9	6.0	6.0	18.0	18.0
As of December 31, 2025, we had four wells (4.0 net) drilled and uncompleted in the Barnett and three wells (3.0 net) drilled and uncompleted in NEPA. In addition, we had one well (1.0 net) in the process of being drilled in the Barnett, and none in NEPA. During the year ended December 31, 2025, 35 wells (34.9 net) were completed in the Barnett, which included two previously drilled but uncompleted wells that were acquired in the Bedrock Acquisition, and one well was completed in NEPA, all of which were net productive. All drilled and uncompleted wells from prior year programs had been completed and placed into production as of December 31, 2025.
As of December 31, 2024, we had four wells (4.0 net) drilled and uncompleted in the Barnett and no wells drilled and uncompleted in NEPA. During the year ended December 31, 2024, ten wells were completed in the Barnett and three wells were completed in NEPA, all of which were net productive. All drilled and uncompleted wells from prior year programs had been completed and placed into production as of December 31, 2024.
During the year ended December 31, 2023, seven wells were completed in the Barnett (all of which were net productive) and no wells were completed in NEPA.
We also maintain a restimulation program in the Barnett to develop economic incremental reserves in existing wellbores and arrest the overall field production decline. During the years ended December 31, 2025, 2024, and 2023, we completed 56, three, and 32 horizontal and vertical restimulations, respectively. Additionally, as of December 31, 2025, we had 209 proved undeveloped horizontal locations and 323 proved developed non-producing refrac candidates in the Barnett. For a discussion of how we identify drilling locations and refrac candidates, please see “ — Determination of Identified Drilling and Refracture Locations.”
Production Volumes and Average Unit Prices

The following table summarizes sales volumes, sales prices and production cost information for our net natural gas and production for the years ended December 31, 2025, 2024, and 2023.

	Year ended December 31,
	2025	2024	2023
Production Volumes
Barnett
Natural gas (MMcf)	208,779.7	185,857.3	198,099.4
Natural gas liquids (MBbl)	10,181.4	9,857.7	10,553.6
Oil (MBbl)	159.3	96.0	118.6
Total Barnett (Bcfe)	270.8	245.6	262.1
NEPA
Natural gas (MMcf)	34,151.7	42,825.3	51,666.9
Natural gas liquids (MBbl)	—	—	—
Oil (MBbl)	—	—	—
Total NEPA (Bcfe)	34.2	42.8	51.7
Total Company (Bcfe)	305.0	288.4	313.8
Average Sales Prices (excluding impact of derivative settlements)
Barnett
Natural gas ($/Mcf)	$2.91	$1.87	$2.28
Natural gas liquids ($/Bbl)	$17.00	$16.79	$17.80
Oil ($/Bbl)	$59.38	$68.81	$71.21
NEPA
Natural gas ($/Mcf)	$1.98	$0.91	$1.12
Natural gas liquids ($/Bbl)	$—	$—	$—
Oil ($/Bbl)	$—	$—	$—
Total Company ($/Mcfe)	$2.81	$1.93	$2.25
Average Sales Prices (including the impact of derivative prices) (1)
Natural gas ($/Mcf)	$2.75	$2.10	$2.23
Natural gas liquids ($/Bbl)	$16.84	$17.19	$17.55
Oil ($/Bbl)	$59.50	$68.81	$70.97
Total Company ($/Mcfe)	$2.79	$2.28	$2.39
Average Production Cost ($/Mcfe) (2)
Barnett	$1.45	$1.43	$1.48
NEPA	$0.29	$0.20	$0.24
Total Company	$1.32	$1.25	$1.27
____________________________________________________
(1) Impact of derivative prices excludes $13.3 million and $46.7 million of gains on derivative contract terminations for the years ended December 31, 2024 and 2023, respectively.
(2) Excludes natural gas and oil ad valorem and production taxes.
For additional information on pricing see, Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II in this Annual Report on Form 10-K.
Determination of Identified Drilling and Refracture Locations
Proved Drilling and Refracture Locations
As of December 31, 2025, we had approximately 209 gross (191 net) proved undeveloped horizontal drilling locations and 323 gross (305 net) proved developed non-producing refrac candidates at SEC reserves pricing. We use production data and experience gains from our development programs to identify and prioritize development of our proved inventory of undeveloped horizontal drilling locations and proved developed non-producing refrac candidates. These drilling locations and refrac candidates are included in our proved inventory only after they have been evaluated technically and are part of a development plan that has been adopted by management indicating that such locations are scheduled to be drilled within five years. As a result of technical evaluation of geologic and engineering data, it can be estimated with reasonable certainty that reserves from these locations are commercially recoverable in accordance with SEC guidelines. Management considers the availability of local infrastructure, drilling support assets, state and local regulations, and other factors it deems relevant in determining such locations.
Unproved Drilling and Refracture Locations
Our unproved horizontal drilling locations and refrac candidates are specifically identified on a field-by-field basis considering the applicable geologic, engineering, and production data. We analyze past field development practices and identify analogous drilling opportunities taking into consideration historical production performance, estimated drilling and completion costs, spacing, and other performance factors. These horizontal drilling locations and refrac candidates primarily include (i) infill drilling locations, (ii) additional locations due to field extensions, and (iii) restimulations. We believe the assumptions and data used to estimate these horizontal drilling locations and refrac candidates are consistent with established industry practices based on the type of recovery processes we are using.
Summary of Our Reserves Estimates
Ryder Scott, our independent petroleum engineers, prepared estimates of our natural gas, NGL, and oil reserves as of December 31, 2025, 2024, and 2023. These reserves estimates were prepared in accordance with the rules and regulations of the SEC regarding oil and natural gas reserves reporting. For more information about our reserves volumes and values, see “— Preparation of Reserves Estimates and Internal Controls” and Ryder Scott’s summary reserve reports, which are filed as exhibits to this Annual Report on Form 10-K.
The following table provides our estimated proved reserves information prepared by Ryder Scott as of December 31, 2025, 2024, and 2023 and PV-10 Value and the Standardized Measure for each period. The increase in our proved reserves and the PV-10 Value of those reserves as of December 31, 2025, as compared to December 31, 2024, is primarily due to higher commodity pricing. The decrease in our proved reserves and the PV-10 Value of those reserves as of December 31, 2024, as compared to December 31, 2023, was primarily due to lower commodity pricing. There are numerous uncertainties inherent in estimating quantities of natural gas, NGL, and oil reserves and their values, including many factors beyond our control.
Estimated SEC Reserves (1)

	December 31,
	2025	2024	2023
Estimated proved developed reserves:
Natural gas (MMcf)	3,097,864	2,059,984	2,443,072
Producing	2,913,523	1,951,322	2,290,025
Non-producing	184,341	108,662	153,047
Natural gas liquids (MBbls)	183,111	134,017	156,399
Producing	162,684	113,739	129,260
Non-producing	20,427	20,278	27,139
Oil (MBbls)	1,763	878	992
Producing	1,600	713	802
Non-producing	163	165	190
Total estimated proved developed reserves (MMcfe)	4,207,108	2,869,354	3,387,418
Producing	3,899,227	2,638,034	3,070,397
Non-producing	307,881	231,320	317,021
Estimated proved undeveloped reserves:
Natural gas (MMcf)	1,247,900	176,047	539,423
Natural gas liquids (MBbls)	75,545	13,605	27,766
Oil (MBbls)	2,118	813	59
Total estimated proved undeveloped reserves (MMcfe) (2), (3)	1,713,878	262,555	706,373
Estimated total proved reserves:
Natural gas (MMcf)	4,345,764	2,236,031	2,982,495
Natural gas liquids (MBbls)	258,656	147,622	184,165
Oil (MBbls)	3,881	1,691	1,051
Total estimated proved reserves (MMcfe)	5,920,986	3,131,909	4,093,791
Standardized Measure (millions)	$2,345	$633	$1,062
PV-10 (millions) (4), (5)	$2,788	$672	$1,232

_________________________________
(1) Prices for natural gas, oil and NGLs, respectively, used in preparing our estimated proved reserves and the associated PV-10 Value based on SEC Pricing (i) at December 31, 2025 were $3.39 per MMBtu (Henry Hub), $65.34 per Bbl (WTI Cushing), and NGL pricing equal to 34.4% of WTI Cushing, (ii) at December 31, 2024 were $2.13 per MMBtu (Henry Hub), $75.48 per Bbl (WTI Cushing), and NGL pricing equal to 29.5% of WTI Cushing, and (iii) at December 31, 2023 were $2.637 per MMBtu (Henry Hub), $78.22 per Bbl (WTI Cushing), and NGL pricing equal to 29.5% of WTI Cushing.
(2) Proved undeveloped reserves as of December 31, 2025, 2024, and 2023 are part of a development plan that has been adopted by management indicating that such locations are scheduled to be drilled within five years.
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
(5) The following table provides a reconciliation of the Standardized Measure to PV-10 with respect to estimated proved reserves as of December 31, 2025, 2024, and 2023:

	December 31,
	2025	2024	2023
PV-10 (millions)	$2,788	$672	$1,232
Present value of future income taxes discounted at 10%	(443)	(39)	(170)
Standardized Measure	$2,345	$633	$1,062
During the years ended December 31, 2025, 2024, and 2023, we incurred costs of approximately $140.0 million, $22.8 million, and $37.7 million, respectively, to convert 157.9 Bcfe, 57.6 Bcfe, and 31.9 Bcfe, respectively, of proved undeveloped reserves to proved developed reserves. Estimated future development costs relating to the development of our proved undeveloped reserves at December 31, 2025, 2024, and 2023, were approximately $1.0 billion, $135.1 million, and $360.7 million, respectively, over the next five years, substantially all of which we expect to finance through cash flow from operations and/or borrowings under our RBL Credit Agreement. Our development programs during the year ended December 31, 2025 focused on refracturing under-stimulated wells and designing and drilling new wells in the Barnett, and designing, completing, and drilling new wells in NEPA. Our proved undeveloped reserves, as of December 31, 2025, are scheduled to be developed within five years of their initial disclosure.
2025 Activity
During the year ended December 31, 2025, our proved reserves increased by 2,789.1 Bcfe. The increase in proved reserves was primarily attributable to increased commodity pricing and drilling activity, which resulted in total upward revisions of 2,201.0 Bcfe. In addition, in September 2025, we acquired 100% of the equity interests of BKV Barnett II (formerly known as Bedrock Production, LLC), increasing reserves by 743.0 Bcfe. Our extensions and discoveries and improved recoveries experienced in 2025 also resulted in net increases to proved reserves of 129.6 Bcfe and 20.6 Bcfe, respectively. We produced 305.0 Bcfe during the year ended December 31, 2025.
Revisions of previous estimates primarily consisted of upward revisions to proved developed reserves and proved undeveloped reserves of 915.8 Bcfe and 679.2 Bcfe, respectively, as a result of higher average pricing during 2025 for natural gas, NGLs, and oil. Additional upward revisions were made to proved undeveloped reserves of 599.2 Bcfe due to increases in capital spend and drilling activity during 2025. Changes to the Company’s drilling schedule added 86.0 gross (81.2 net) proved locations in NEPA and the Barnett to be developed within the next five years. The drilling schedule changes reflect the Company’s ongoing commitment to optimize the long-term plan to best develop its assets, maximize cash flow, and produce economic returns.

Extensions and discoveries added 129.6 Bcfe of proved undeveloped reserves across 11.0 gross (8.9 net) locations, driven by our optimized capital allocation and enhanced drilling program, which reduced costs and extended lateral lengths during the year ended December 31, 2025.
Improved recoveries added 20.6 Bcfe of proved developed reserves achieved through the continued enhancement of recovery techniques applied to producing wells during the year ended December 31, 2025.
Purchases of minerals in place consisted of 494.6 Bcfe and 248.4 Bcfe of acquired proved developed reserves and proved undeveloped reserves, respectively, from the Bedrock Acquisition, which represented 1,002.0 gross (877.6 net) locations in the Barnett.
Conversions of proved undeveloped reserves to proved developed reserves consisted of 211.8 Bcfe related to the completion of 34.0 gross (31.0 net) wells during the year ended December 31, 2025 that were converted to proved developed wells, previously classified as proved undeveloped.
2024 Activity
During the year ended December 31, 2024, our proved reserves decreased by 961.9 Bcfe. The decrease in proved reserves was primarily attributable to decreased commodity pricing and changes in our planned drilling activity, which resulted in total downward revisions of 714.9 Bcfe. In addition, in June 2024, we sold our wholly-owned subsidiary, Chaffee and certain of our non-operated upstream assets in Chelsea, decreasing reserves by 150.0 Bcfe. As discussed below, these decreases were partially offset by extensions and discoveries and improved recoveries we experienced in 2024, which resulted in net increases to proved reserves of 139.2 Bcfe and 52.2 Bcfe, respectively. We produced 288.4 Bcfe during the year ended December 31, 2024.
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
Extensions and discoveries added 139.2 Bcfe of proved undeveloped reserves across 16.0 gross (14.4 net) locations, driven by our optimized capital allocation and enhanced drilling program, which reduced costs and extended lateral lengths during the year ended December 31, 2024.
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
Estimated Reserves at NYMEX Strip Pricing
The following table provides our total estimated proved reserves information prepared by Ryder Scott as of December 31, 2025, using NYMEX strip prices as of market close on December 31, 2025 and PV-10 Value and the Standardized Measure for such period. We have included this information in order to provide an additional method of presentation of the fair value of our assets and the cash flows that we expect to generate from those assets based on the market’s forward-looking pricing expectations as of December 31, 2025. The historical 12-month pricing average in our December 31, 2025 disclosures above does not reflect the prevailing natural gas and oil futures. We believe that the use of forward prices provides investors with additional useful information about our reserves, as the forward prices are based on the market’s forward-looking expectations of natural gas and oil prices as of a certain date, although we caution investors that this information should be viewed as a helpful alternative, not a substitute, for the data presented based on SEC Pricing. In addition, we believe that NYMEX strip pricing provides relevant and useful information because it is widely used by investors in our industry as a basis for comparing the relative size and value of our reserves to our peers. Our estimated reserves based on NYMEX futures were otherwise prepared on the same basis as our SEC reserves for the comparable period. Actual future prices may vary significantly from the NYMEX strip prices on December 31, 2025. Actual revenue and value generated may be more or less than the amounts disclosed. There are numerous uncertainties inherent in estimating quantities of natural gas, NGL and oil reserves and their values, including many factors beyond our control. See “Risk Factors — Risks Related to Our Upstream Business and Industry — Our estimated natural gas, NGL, and oil reserves quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in the reserves estimates or the underlying assumptions will materially affect the quantities and present value of our reserves.”

December 31,
2025
Estimated proved developed reserves at NYMEX Strip Pricing:
Natural gas (MMcf)	3,156,787
Producing	2,972,440
Non-producing	184,347
Natural gas liquids (MBbls)	183,504
Producing	163,078
Non-producing	20,426
Oil (MBbls)	1,760
Producing	1,597
Non-producing	163
Total estimated proved developed reserves (MMcfe)	4,268,371
Producing	3,960,490
Non-producing	307,881
Estimated proved undeveloped reserves at NYMEX Strip Pricing:
Natural gas (MMcf)	1,243,920
Natural gas liquids (MBbls)	74,843
Oil (MBbls)	2,086
Total estimated proved undeveloped reserves (MMcfe) (1), (2)	1,705,494
Estimated total proved reserves at NYMEX Strip Pricing:
Natural gas (MMcf)	4,400,707
Natural gas liquids (MBbls)	258,347
Oil (MBbls)	3,846
Total estimated proved reserves (MMcfe)	5,973,865
Standardized Measure (millions)	$2,574
PV-10 (millions) (3)	$3,082
__________________________________________________
(1) Proved undeveloped reserves December 31, 2025 are part of a development plan that has been adopted by management indicating that such locations are scheduled to be drilled within five years.
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
(3) The following table provides a reconciliation of the Standardized Measure to PV-10 (applying NYMEX Strip Pricing) with respect to estimated proved reserves as of December 31, 2025:

December 31,
2025
PV-10 (millions)	$3,082
Present value of future income taxes discounted at 10%	(508)
Standardized Measure	$2,574

Preparation of Reserves Estimates and Internal Controls
Our reserves estimates as of December 31, 2025, 2024, and 2023 included in this Annual Report on Form 10-K are based on reports prepared by Ryder Scott, our independent reserves engineer, in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC in effect at such time. We rely on Ryder Scott’s expertise to ensure that our reserves estimates are prepared in compliance with SEC rules, regulations, and disclosure guidelines and that appropriate geologic, petroleum engineering, and evaluation principles and techniques are applied in accordance with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers titled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of June 2019).” A copy of Ryder Scott’s reserve reports are included as exhibits to this Annual Report on Form 10-K.

Prior to our annual reserves process, our internal staff of petroleum engineers, geoscience professionals, operations, land, finance and accounting, and marketing personnel work closely together to ensure the integrity, accuracy, and timeliness of our reserves data. Our reservoir engineering team then reviews such data and provides it to, and works closely with, our independent reserves engineers as part of their reserves evaluation process. Our internal reserves process follows a rigorous workflow where the multidisciplinary teams come together to vet our model assumptions and input and get final signoff before our technical team meets with the independent reserves engineers to review properties and discuss methods and assumptions used to prepare reserves estimates. Our Chief Corporate Development Officer, Ethan Ngo, is primarily responsible for overseeing the independent reserves engineers during the process. Mr. Ngo has over 17 years of conventional and unconventional experience on and offshore across the lower 48 states with a major oil and gas company, independent oil and gas companies, and a private-equity-backed oil and gas company. Mr. Ngo has a BS in Civil Engineering and Masters in Petroleum Engineering and International Political Economy of Resources from the Colorado School of Mines, and a MBA from the University of Colorado, Denver.
Ryder Scott relies on various data provided by our internal reservoir engineering team in preparing its reserves estimates, including such items as ownership interests, production information, operating costs, planned capital expenditures and other technical data. Our internal reservoir engineering team consists of qualified petroleum engineers who maintain our internal evaluation of reserves and compare our information to the reserves prepared by Ryder Scott. The internal reservoir engineering team reports directly to our President of Upstream. Management is responsible for establishing internal controls used in the preparation of our oil and gas reserves, which include verification of data input into reserves forecasting and economics evaluation software and multi-discipline management reviews performed by the corporate reserves team.
Enterprise Risk Management
We have a standing risk management committee (“RMC”), which meets regularly and assesses, mitigates, and provides direction on management of key enterprise risks. Our enterprise risk management function is overseen by the Senior Director of Risk Management, who coordinates our risk assessment and monitoring processes and reports to executive leadership. The RMC is comprised of executives and senior leaders across various functions, including legal, information technology, marketing, regulatory and sustainability, safety, security, operations, finance and accounting, and land.
Customers and Product Marketing
We utilize an unaffiliated third party to market all of our natural gas production to various purchasers, which consist of creditworthy counterparties, including utilities, LNG producers, industrial consumers, major corporations, and super majors in our industry. We rely on the creditworthiness of such third-party marketer, who collects directly from the purchasers and remits to us the total of all amounts collected on our behalf less their fee for making such sales. We do not believe the loss of any customer would have a material adverse effect on our business as other customers or markets are currently accessible to us.
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
Marketing and Differentials
In NEPA, we continually monitor ongoing market dynamics to ensure equity gas sales are well positioned in terms of market optionality and counterparty liquidity. Within our operating area, sales are generally exposed to indices (denoted in parentheses) located on Eastern Gas Pipeline (South), Millennium Pipeline (East Pool), Tennessee Gas Pipeline (Zone 4), and Transco Pipeline (Leidy). We will periodically enter into longer-term commitments with downstream pipelines for firm transportation service. As of December 31, 2025, we have multiple contracts for firm transportation services including a combined 61,000 MMBtu/d to various locations on Tennessee Gas Pipeline and 27,500 MMBtu/d on Millennium Pipeline, which provide access to premium markets in New England (Algonquin), the Northeast, and Gulf Coast areas. The remaining term on these contracts range from a few months to 10 years, with an average remaining duration of 3.6 years as of December 31, 2025.
In the Barnett, we have several firm transportation contracts specific to the Devon Barnett Acquisition to transport natural gas volumes out of the Barnett to premium markets, including 200,000 MMBtu/d to the Katy area, 200,000 MMBtu/d of intra-basin aggregation transport, which feeds 175,000 MMBtu/d of interstate transport to Transco Zone 4 Station 85, and 60,000 MMBtu/d to NGPL-TxOk with term end dates ranging through 2026 and 2029. We are currently negotiating extensions of several Barnett transportation agreements to preserve optionality to transport volumes out of the Barnett.
We were assigned 205,716 MMBtu/d of firm transport on Energy Transfer and Houston Pipe Line Company LP ("Houston Pipe Line"), which expires in 2027. We also received two firm transport contracts with these same shippers from the Bedrock Acquisition for 23,750 MMBtu/d each, both subject to yearly volume reductions that expire in 2028. These contracts with Energy Transfer and Houston Pipe Line provide access to the NGPL-TxOk market.
As it relates to the Temple Plants, in addition to 2,812,500 MMBtu of storage at Energy Transfer’s Bammel storage facility which expires in December 2027, the Temple Plants hold a combined 200,000 MMBtu/d of firm transport with Atmos and Energy Transfer and its subsidiaries which supports receipt of gas from the Katy Area with delivery to the Temple Facility and expires in December 2027. Additionally, Temple I holds 125,000 MMBtu/d of interruptible transport with Atmos Pipeline for delivery to Temple I, which terminates upon cancellation by the parties.
Unless otherwise mentioned, under all firm transportation contracts, we pay reservation fees, regardless of usage, to hold transportation rights of the contracted volume on these pipelines for the duration of the contract. As of December 31, 2025, our minimum aggregate required payments per year under firm gathering and transportation agreements were $70.2 million for 2026, $62.1 million for 2027, $53.9 million for 2028, $34.3 million for 2029, $5.9 million for 2030, and $33.0 million for 2031 and beyond. The utilization and economic optimization of the upstream business units’ firm transportation contracts are currently managed by Concord Energy, LLC, who acts as the marketing agent for all our upstream marketed volumes. We believe that all of our transport contracts for NEPA, the Barnett, and the Temple Plants are at competitive rates.
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
In addition to the demand side effects, specific seasonal weather events can also have an effect on available natural gas supply. In recent history, much colder than normal weather has induced wellhead freeze-offs in various regional supply markets, which ultimately lessens supply available to broader markets. Various weather events related to the summer months may also have detrimental effects on available supply.
These seasonal anomalies can also increase competition for equipment, supplies, and personnel during the spring and summer months, which could lead to shortages and increase costs or delay our operations. Similarly, winter months may bring about delays in operational capabilities and efficiency of execution related to new and existing supply.
Competition
The oil and gas industry is very competitive and we compete with a substantial number of other companies, many of which are large, well-established, and have greater financial and operational resources than we do. We compete with several other onshore unconventional natural gas producers to deliver our products to the marketplace.
Some of our competitors not only engage in the acquisition, exploration, development, and production of oil and gas reserves and electricity generation, but also in refining operations and the marketing of refined products. In addition, the oil and gas industry in general competes with other industries supplying energy and fuel to industrial, commercial, and individual consumers, including alternative energy sources. Competition is particularly intense in the acquisition of prospective oil and gas properties. We may incur higher costs or be unable to acquire and develop desirable properties at costs we consider reasonable because of this competition. We also compete with other oil and gas companies to secure drilling rigs, frac fleets, sand, and other equipment and materials necessary for the drilling and completion of wells and in the recruiting and retaining of qualified personnel. Occasionally, such materials, equipment, and labor may be in short supply. Shortages of equipment, labor, or materials may result in increased costs or the inability to obtain such resources as needed. Many of our larger competitors may have a competitive advantage when responding to commodity price volatility and overall industry cycles. Further, inflation may affect us more than it may affect some of our larger competitors.
Ownership by our Directors and Officers in Other Entities
Most of our non-independent directors now own, or our officers and other directors may own in the future, stock and options to purchase stock in one or more of Banpu or its related companies. In addition, certain of our directors or officers may own disproportionate interests (in percentage or value terms) in Banpu or its related companies. These ownership interests and/or such disparity could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for us, Banpu, or its related companies.
Human Capital Resources
As of December 31, 2025, we had a total of 452 employees. We hire independent contractors on an as-needed basis. We and our employees are not subject to any collective bargaining agreements.
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
Compensation and Benefits. We recognize that our employees are our most valuable resource and that we must provide competitive compensation to ensure we attract and retain top talent. As part of our commitment to these efforts, we underwent a third-party evaluation in 2024 and again in late-2025 to confirm our compensation was both competitive and reflective of the work our employees were performing. We have standardized our job and pay structure based on best practices and market data. We continue to survey and update our pay structure to stay competitive with our peers. We have implemented a compensation framework that strives to pay employees fairly and consistently based on their skills, experience, and performance, which we believe is competitive compared to other companies in our industry.
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
We have a whistleblower policy supported by a confidential ethics and compliance hotline (available via call-in or an online submission portal) and a required manager and employee online training program that includes topics such as business ethics, human rights and diversity, equity, and inclusion. Completion of this training is tracked on a quarterly basis to ensure accountability.
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
Recruitment, Retention and Development. We provide equal opportunity for all employees and consultants regardless of race, religion, gender, sexual orientation, age, ethnic or national origin, social origin, disability, family status, or any other protected status and personal characteristics for all aspects of employment. This applies to recruitment and talent attraction, training and professional development opportunities, promotions, and all employee benefits. Additionally, we prioritize local hiring for both employees and contractors, particularly in areas of field operations, to support employment opportunities in our local communities.
Government Regulation and Environmental Matters
Our operations are subject to extensive federal, state, and local laws and regulations that govern oil and natural gas operations, regulate the discharge of materials into the environment, or otherwise relate to the protection of the environment. These laws, rules, and regulations may, among other things:
•require the acquisition of various permits before drilling commences;
•require notice to stakeholders of proposed and ongoing operations;
•require the installation of expensive pollution control equipment;
•restrict the types, quantities, and concentration of various substances that can be released into the environment in connection with oil and gas drilling and production and the disposal or other disposition of produced water;

•limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and other protected areas, or otherwise restrict or prohibit activities that could impact the environment, including water resources; and
•require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to plug and abandon wells.
Numerous governmental departments issue rules and regulations to implement and enforce such laws that are often difficult and costly to comply with and which carry substantial administrative, civil, and even criminal penalties, as well as the issuance of injunctions limiting or prohibiting our activities for failure to comply. Violations and liabilities with respect to these laws and regulations could also result in remedial clean-up obligations, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns, and other liabilities. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our financial condition, results of operations, and cash flows. In certain instances, citizens or citizen groups also have the ability to bring legal proceedings against us if we are not in compliance with environmental laws or to challenge our ability to receive environmental permits that we need to operate. Some laws, rules, and regulations relating to protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination, rendering a person liable for environmental and natural resource damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules, and regulations may restrict the rate of oil and gas production below the rate that would otherwise exist or even prohibit exploration or production activities in sensitive areas. In addition, state laws often require some form of remedial action to prevent pollution from former operations, such as plugging of abandoned wells. As of December 31, 2025 we have recorded asset retirement obligations of $233.3 million attributable to these activities. The regulatory burden on the oil and gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules, and regulations affect our operations, as well as the oil and gas exploration and production industry in general.
We believe that we are in material compliance with current applicable environmental laws, rules, and regulations and that continued compliance with existing requirements will not have a material impact on our financial condition, results of operations, or cash flows. Nevertheless, changes in existing environmental laws or regulations or the adoption of new environmental laws or regulations, including any significant limitation on the use of hydraulic fracturing, could have the potential to adversely affect our financial condition, results of operations, and cash flows. Federal, state, or local administrative decisions, developments in the federal or state court systems or other governmental or judicial actions may influence the interpretation or enforcement of environmental laws and regulations and may thereby increase compliance costs. Environmental regulations have historically become more stringent over time, and thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation.
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
RCRA. The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes regulate the generation, transportation, treatment, storage, disposal, and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA. While there is currently an exemption from regulation as hazardous waste under RCRA for drilling fluids, produced waters and most of the other wastes associated with the exploration and production of oil or gas, it is possible that some of these wastes could be classified as hazardous waste in the future and therefore be subject to more stringent regulation under RCRA. For example, in December 2016, the EPA and certain environmental organizations entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production-related oil and gas wastes from regulation as hazardous wastes under RCRA. The consent decree required the EPA to propose a rulemaking no later than March 15, 2019, for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or to sign a determination that revision of the regulations is not necessary; the EPA ultimately determined that a revision was not necessary. Also, in the course of our operations, we generate some amounts of non-exploration and production industrial wastes that may be regulated as hazardous wastes if such wastes have hazardous characteristics or are listed as hazardous under RCRA.
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
Safe Drinking Water Act. The Safe Drinking Water Act, or SDWA, and comparable local and state provisions restrict the disposal, treatment, or release of water produced or used during oil and gas development. Subsurface emplacement of fluids (including oil and gas wastewater disposal wells or enhanced oil recovery) is governed by U.S. federal or state regulatory authorities that, in some cases, includes the state oil and gas regulatory authority or the state’s environmental authority. The SDWA’s UIC Program requires that we obtain permits from the EPA or delegated state agencies for our disposal and other injection wells, establishes minimum standards for UIC well operations, restricts the types and quantities of fluids that may be injected, and prohibits the migration of fluid containing any contaminants into underground sources of drinking water. Any leakage from the subsurface portions of the UIC wells may cause degradation of freshwater, potentially resulting in cancellation of operations of a well, imposition of fines and penalties from governmental agencies, incurrence of expenditures for remediation of affected resources, and imposition of liability by landowners or other parties claiming damages for the procurement of alternative water supplies, property damages, and personal injuries. In addition, in some instances, the operation of UIC wells has been alleged to cause earthquakes (induced seismicity) as a result of flawed well design or operation. This has resulted in stricter regulatory requirements in some jurisdictions relating to the location and operation of UIC wells, and regulators in some states have imposed or are seeking to impose additional requirements, including requirements regarding the permitting of produced water disposal wells or otherwise, to assess the relationship between seismicity and the use of such wells. The adoption of federal, state, and local legislation and regulations intended to address induced seismic activity in the areas in which we operate could restrict our drilling and production activities, as well as our ability to dispose of produced water gathered from such activities, which could result in increased costs and additional operating restrictions or delays.
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
Additionally, the EPA has established the Class VI well classification under the SDWA UIC for wells used for long-term geologic sequestration of CO2. We will be required to obtain a Class VI permit for our CCUS projects that do not meet the criteria for Class II oil and gas related acid gas injection wells. The Class VI UIC permit program is currently administered by the EPA in all states except for Louisiana, Texas, Wyoming, North Dakota, West Virginia, and Arizona, which have assumed primacy for Class VI permitting. Class VI permits currently require a lengthy permitting process, and the costs and regulatory burdens associated with obtaining Class VI permits could delay development of our CCUS projects.
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
Increased regulation of and attention given by environmental interest groups, as well as state and federal regulatory authorities, to the hydraulic fracturing process could lead to greater opposition to oil and gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and gas, including from developing shale plays, or could make it more difficult to perform hydraulic fracturing. These developments could also lead to litigation challenging proposed or existing wells. The adoption of federal, state, or local laws or the implementation of regulations regarding hydraulic fracturing that are more stringent could cause a decrease in the completion of new oil and gas wells, as well as increased compliance costs and time, which could adversely affect our financial position, results of operations, and cash flows. We use hydraulic fracturing extensively and any increased federal, state, or local regulation of hydraulic fracturing could reduce the volumes of oil and gas that we can economically recover.
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
In 2012, the EPA published final New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) that amended the existing NSPS and NESHAP for the oil and natural gas sector. In June 2016, the EPA published a final rule that updated and expanded the NSPS by setting additional emissions limits for volatile organic compounds and regulating methane emissions for new and modified sources in the oil and gas industry. In June 2017, the EPA proposed a two-year stay of certain requirements contained in the June 2016 rule. In March 2018, the EPA published a final rule that amended two narrow provisions of the NSPS, removing the requirement for completion of delayed repair during emergency or unscheduled vent blowdowns. In September 2020, the EPA published a final rule amending the 2012 and 2016 NSPS for the oil and natural gas sector that removed transmission and storage sources from the oil and natural gas industry source category and rescinded the methane requirements applicable to the production and processing sources. On June 30, 2021, former President Biden signed into law a joint Congressional resolution under the Congressional Review Act nullifying the September 2020 rule amending the EPA’s 2012 and 2016 NSPS standards for the oil and natural gas sector and effectively reinstating the prior standards. More recently, on March 8, 2024, the EPA published its Methane Rule, which took effect on May 7, 2024 and established requirements for methane emissions from existing and modified oil and gas sources and imposed additional requirements for new sources with respect to methane and volatile organic chemical emissions, including sources not previously regulated under the oil and gas source category. In late 2025, the EPA issued final rules extending certain compliance deadlines in the Methane Rule and the NSPS rules for the oil and gas sector. It remains to be seen what impact the Trump Administration ultimately will have on these and other climate-related measures taken under the Biden Administration. The reinstatement of direct regulation of methane emission for new sources, promulgation of requirements for existing oil and gas sources, and enhanced requirements for new sources and the expansion of sources covered by the EPA’s rules, could result in increased compliance costs or otherwise impact our results of operations. For additional information, see “Risk Factors — Risks Related to Environmental, Legal Compliance and Regulatory Matters — Our operations are subject to a series of risks relating to climate change that could result in increased compliance or operating costs, limit the areas in which we may conduct natural gas and NGL exploration and production activities, and reduce demand for the natural gas and NGLs we produce.”
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
While the United States has yet to adopt comprehensive climate change legislation, in the past the federal government has taken a series of administrative actions aimed at curtailing GHG emissions. For example, in response to 2009 findings that emissions of CO2, methane and other GHGs present an endangerment to public health and the environment, the EPA issued regulations to restrict emissions of GHGs under existing provisions of the CAA, commonly known as the “Endangerment Finding,” which underpins the EPA’s regulation of greenhouse gas emissions. On February 18, 2026, the EPA published a final rule rescinding the Endangerment Finding. The rescission has been challenged in court, which could result in the rescission being stayed, overturned or limited in scope or effect. If the rescission remains in effect, the EPA may seek in the future to repeal or lessen the stringency of regulations affecting the oil and natural gas industry that are based, at least in part, on the Endangerment Finding. Further, it is possible that efforts to regulate GHGs at the national level in the United States, which could include reconsidering the Endangerment Finding, could occur in the future. The ultimate outcome and long-term effect of the rescission of the Endangerment Finding, as well as its impact on regulation of the oil and natural gas industry, remains uncertain.
The EPA issued the “Final Mandatory Reporting of Greenhouse Gases” Rule and a series of revisions to it, which requires operators of oil and gas production, natural gas processing, transmission, distribution and storage facilities and other stationary sources emitting more than established annual thresholds of carbon dioxide-equivalent GHGs to inventory and report annually their GHG emissions occurring in the prior calendar year on a facility-by-facility basis. The EPA widened the scope of annual GHG reporting to include not only activities associated with completion and workover of gas wells with hydraulic fracturing and activities associated with oil and gas production operations, but also completions and workovers of oil wells with hydraulic fracturing, gathering and boosting systems, and transmission pipelines. These rules do not require control of GHGs. On September 12, 2025, the EPA issued a proposed rule that would rescind the GHG reporting rule, other than for natural gas systems subject to waste emission charges, and would delay requirement or these systems until 2034. It remains to be seen what the ultimate outcome of this proposal will be and what the ultimate impact and long-term effect the Trump Administration rollback initiatives will have on this and other climate-related measures taken under the Biden Administration. For more information, see “Risk Factors — Risks Related to Environmental, Legal Compliance and Regulatory Matters — Our operations are subject to a series of risks relating to climate change that could result in increased compliance or operating costs, limit the areas in which we may conduct natural gas and NGL exploration and production activities, and reduce demand for the natural gas and NGLs we produce.”
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
In April 2016, the United States signed the Paris Agreement, which requires countries to review and “represent a progression” in their intended nationally determined contributions (“NDC”), which set GHG emission reduction goals, every five years beginning in 2020. In November 2019, the Trump Administration formally moved to exit the Paris Agreement, initiating the treaty-mandated one-year process at the end of which the United States officially exited the agreement. The United States officially rejoined the Paris Agreement on February 19, 2021, and in April 2021 submitted its NDC, which set an economy-wide target of net GHG emissions reduction from 2005 levels of 50-52% by 2030. However, effective on January 26, 2026, the Trump Administration again formally exited the Paris Agreement. It remains to be seen what the long-term effect of this action will be.
The United States Congress (“Congress”) has also passed a number of bills in recent years aimed at addressing climate change in a limited manner, primarily directed at funding climate change initiatives. The 2021 Infrastructure and Investment Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) included measures aimed at decarbonization to address climate change, including funding for replacing transit vehicles, including buses, with zero- and low-emission vehicles and for the deployment of an electric vehicle charging network nationwide. This legislation, and other future laws, that promote a shift toward electric vehicles could adversely affect the demand for our products. Similarly, the Inflation Reduction Act imposed several new climate-related requirements on oil and gas operations and the Inflation Reduction Act of 2022 appropriates significant federal funding for renewable energy initiatives and, for the first time ever, imposes a fee on GHG emissions from certain facilities. The emissions fee and funding provisions of the law, if and when they take effect, could increase our operating costs and accelerate the transition away from fossil fuels, which could in turn adversely affect our business and results of operations. The Trump Administration has delayed or rolled back most of the climate-related measures taken under the Biden administration, but it is possible that future administrations could again pursue these or other climate-related initiatives.
In the absence of comprehensive climate change legislation at the federal level, a number of state and regional efforts have emerged. These include measures aimed at tracking and/or reducing GHG emissions through cap-and-trade programs, which typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting GHGs. In addition, a coalition of over 20 U.S. state governors formed the United States Climate Alliance to advance the objectives of the Paris Agreement, and several U.S. cities have committed to advance the objectives of the Paris Agreement at the state or local level as well. To this end, the California governor issued an executive order on September 23, 2020 ordering actions to pursue GHG emissions reductions, including a direction to the California State Air Resources Board to develop and propose regulations to require increasing volumes of new zero-emission passenger vehicles and trucks sold in California over time, with a targeted ban of the sale of new gasoline vehicles by 2035. In addition, California enacted two new climate disclosure laws in September 2023 that (1) require U.S.-based businesses with total annual revenues over one billion dollars and doing business in California to annually report their Scope 1, 2, and 3 GHG emissions, and (2) require U.S.-based businesses with total annual revenues over five hundred million dollars and doing business in California to prepare biennial risk reports disclosing the entity’s climate-related financial risk and measures adopted to reduce and adapt to climate-related financial risk. Litigation challenging the California climate disclosure laws is ongoing. Although reporting under both laws was slated to commence in 2026, on November 18, 2025, the U.S. Court of Appeals for the Ninth Circuit issued an injunction prohibiting enforcement of the climate-related financial risk disclosure law pending its consideration of a First Amendment challenge to the law. The California Air Resources Board has issued guidance on compliance with the disclosure laws and is in the process of developing regulations to implement the California climate-related disclosure requirements. Furthermore, if the SEC’s climate disclosure requirements remain in place and are ultimately enforced by the SEC or if similar requirements are put in place in the future, we will be required to incur significant time and money to comply with the disclosure requirements and may be required to modify certain of our operations. These compliance costs could adversely impact our future business.
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
Environmental Justice Considerations. Attention to environmental justice considerations — from activist groups and/or government regulators — may impede or otherwise have an adverse effect on our ability to develop both our fossil fuel assets and our proposed CCUS projects. For example, the Biden Administration created a White House Office of Environmental Justice in April 2023, and all federal agencies were directed to make environmental justice a central part of each agency’s mission by publishing an environmental justice strategic plan for the agency. Although this office no longer exists and environmental justice considerations are not a focus of the Trump Administration, a future administration could change course and, if so, the development and application of environmental justice requirements may result in permit uncertainty and delays for our activities that require federal approvals.
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
We furnish or file our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to such reports and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The SEC also maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. We also make these documents available free of charge at www.bkv.com under the “Investors” link as soon as reasonably practicable after they are filed or furnished with the SEC. Our Sustainability Report is also available on our website.
Information on our website is not incorporated into this Annual Report on Form 10-K or our other filings with the SEC and is not a part of them.
Information about our Executive Officers (as of March 6, 2026)

Name	Age	Current Title (Year Initially Elected an Executive Officer)
Christopher P. Kalnin	48	Chief Executive Officer (2020)
David R. Tameron	58	Chief Financial Officer (2025)
Eric S. Jacobsen	55	President — Upstream (2020)
Barry S. Turcotte	55	Chief Accounting Officer (2022)
Lindsay B. Larrick	43	Chief Legal and Chief Administrative Officer (2022)
Ethan Ngo	44	Chief Corporate Development Officer (2022)
Dilanka Seimon	45	Chief Commercial Officer (2025)
______________________________________

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

David R. Tameron has served as Chief Financial Officer of the Company since April 2025. Mr. Tameron previously served as the Company’s Vice President, Strategic Finance and Investor Relations from August 2022 to March 2025. Prior to joining BKV in August 2022, Mr. Tameron served in various roles at Wells Fargo & Company, including as Managing Director of Denver-based Corporate Banking, from September 2017 to August 2022, and as Managing Director, Institutional Equity Research, from July 2006 to August 2017. Mr. Tameron earned an MBA from the Fuqua School of Business at Duke University and a BA in Finance from Arizona State University.
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

Dilanka Seimon has served as Chief Commercial Officer of the Company since April 2025. Prior to joining the Company, Mr. Seimon served as Executive Vice President and Chief Commercial Officer at EnLink Midstream (now, ONEOK) from August 2023 to February 2025, and as Vice President of Alternative Energy at Energy Transfer (NYSE: ET), from January 2022 to August 2023. From March 2013 through December 2021, Mr. Seimon served at BHP Group Limited (NYSE: BHP), the world's largest mining company by market capitalization, working his way up to Vice President of Sales and Marketing. Earlier in his career, he held various roles in business development, natural gas trading, marketing, and origination. Mr. Seimon completed the General Management Program at Harvard Business School, earned an MBA from the Fuqua School of Business at Duke University, and received a BS in Economics from Georgia College & State University.
ITEM 1A. RISK FACTORS
The following risk factors should be considered in evaluating our business and future prospects, in addition to other information included in this Annual Report on Form 10-K. Additional risk factors not presently known to us, or currently considered immaterial, may also have an adverse impact on our business, financial condition, and results of operations. If any of the events described below occur, our business, financial condition, or results from operations may suffer and the trading price of our common stock could be adversely affected.
Risks Related to Our Upstream Business and Industry
The volatility of natural gas and NGL prices due to factors beyond our control may materially and adversely affect our business, financial condition, or results of operations and our ability to make capital expenditures and meet our debt service obligations.
Our revenues, operating results, available cash, and the carrying value of our natural gas properties, as well as our ability to make capital expenditures (including amounts we expect to invest in connection with our efforts to develop potential CCUS projects) and meet our debt service obligations and other financial commitments, depend significantly upon the prevailing market prices for natural gas and NGLs. According to the U.S. Energy Information Administration (the “EIA”), the historical high and low Henry Hub natural gas spot prices per MMBtu for the following periods were as follows: in 2023, high of $3.78 and low of $1.74; in 2024, high of $13.20 and low of $1.21; and in 2025, high of $9.86 and low of $2.65.
Prices for natural gas and NGLs are subject to wide fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors beyond our control. These factors include, but are not limited to:
• worldwide and regional economic conditions impacting the global supply of, and demand for, natural gas and NGLs, including inflation;
• the price, amount, timing and, quantity of foreign imports and exports of natural gas and NGLs;
• political conditions or conflicts in or affecting other producing regions or countries, including the Middle East, South America, Russia, Ukraine, and China;
• the ongoing military conflicts between Russia and Ukraine and in the Middle East, as well as the related actions of the United States and other governments and governmental organizations relating to oil, natural gas and NGLs, including through sanctions, embargoes, import restrictions and commodity price caps;
• the threat of terrorism and the impact of military action and civil unrest;
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
• weather conditions and natural disasters, including floods, fires, tornadoes, droughts, hurricanes, tropical storms, and severe cold weather;
• domestic and foreign governmental regulations, including environmental initiatives and taxation;

• tariffs, trade restrictions, and other supply chain constraints;
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
• speculative trading of, and other financial market conditions affecting natural gas and NGL derivative contracts;
• technological advances affecting energy consumption and energy supply;
• the price, availability, and acceptance of alternative energy sources; and
• the impact of energy conservation efforts.
These factors and the volatility of the energy markets make it extremely difficult to predict future natural gas price movements accurately. Changes in natural gas and NGL prices have a significant impact on the amount of natural gas and NGLs that we can produce economically, the value of our reserves, our cash flows, and our ability to satisfy obligations under our firm transportation and storage agreements. Historically, natural gas and NGL prices and markets have been volatile, and those prices and markets are likely to continue to be volatile in the future. For example, during the period from January 1, 2023 through December 31, 2025, the Henry Hub natural gas spot price reached a high of $13.20 per MMBtu on January 13, 2024 and a low of $1.21 per MMBtu on November 11, 2024. The average Henry Hub natural gas spot prices in 2023, 2024 and 2025 were$2.57 per MMBtu, $2.21 per MMBtu, and $3.52 per MMBtu, respectively, with 2024 being the lowest on record, adjusted for inflation. During the year ended December 31, 2025, there were record high production and less gas consumption, resulting in lower prices, but in the final months of 2025, natural gas prices rose due to weather impacts such as the polar vortex.
A substantial percentage of our natural gas and NGL production is gathered, processed, and transported by a single third party and all of our natural gas production is marketed by a single third party.
Approximately 99% of our natural gas and NGL production for the assets we acquired in the Devon Barnett Acquisition, which comprised approximately 64%, 62%, and 61%, for the years ended December 31, 2025, 2024, and 2023, respectively, of our total natural gas and NGL production was gathered, processed, and transported by ONEOK (formerly EnLink) using its gas gathering systems, gas transportation system, and gas processing facilities. Any termination or sustained disruption in the gathering, processing, and transportation of our natural gas and NGL production by ONEOK on its systems and in its facilities would materially and adversely affect our financial condition and results of operations.
We utilize an unaffiliated third party to market all of our natural gas production to various purchasers, which consist of credit-worthy counterparties, including utilities, LNG producers, industrial consumers, major corporations, and super majors in our industry. We rely on the creditworthiness of such third-party marketer, who collects directly from the purchasers and remits to us the total of all amounts collected on our behalf less their fee for making such sales. Our business, financial condition, and results of operations would be materially adversely affected if such third party fails to remit to us amounts collected by it on our behalf for such sales or, if in the future, it becomes necessary or advisable for us to replace our third-party marketer and we experience disruption in the marketing and sale of our natural gas production for so long as we are unable to find a replacement marketer.
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
The present value of future net revenues from our proved natural gas, NGL, and oil reserves, or PV-10, will not necessarily be the same as the current market value of our estimated proved natural gas, NGL and oil reserves.
The present value of future net revenues from our proved reserves will not necessarily be the same as the current market value of our estimated natural gas, NGL, and oil reserves. We currently base the estimated discounted future net revenues from our proved reserves on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the preceding 12 months. Actual future net revenues from our natural gas, NGL, and oil reserves will be affected by factors such as:
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
Recovery of PUD reserves requires significant capital expenditures and successful drilling operations. As of December 31, 2025, approximately 2,021.8 Bcfe, or 15.2%, of our total estimated proved reserves were undeveloped or behind pipe. The reserves data included in our reserves report assumes that substantial capital expenditures will be made to develop non-producing reserves. We cannot be sure that the estimated costs attributable to our natural gas, NGL and oil reserves are accurate. We may need to raise additional capital to develop our estimated PUD reserves over the next five years and we cannot be certain that additional financing will be available to us on acceptable terms or at all. Additionally, sustained or further declines in commodity prices may require us to revise the future net revenues of our estimated PUD reserves and may result in some projects becoming uneconomical. Further, our drilling efforts may be delayed or unsuccessful and actual reserves may prove to be less than current estimated reserves, which could have a material adverse effect on our financial condition, future cash flows, and results of operations.
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
In general, the volume of production from natural gas, NGL, and oil properties declines as reserves are depleted, with the rate of decline depending on each reservoir’s characteristics. Except to the extent that we conduct successful exploration, exploitation, and development activities or acquire properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. Our future natural gas and NGL production is, therefore, highly dependent on our level of success in finding or acquiring additional reserves the pace of drilling and completion of new wells and our ability to secure necessary services and labor. Additionally, the business of exploring for, exploiting, developing, or acquiring reserves is capital intensive. Recovery of our reserves, particularly undeveloped reserves, will require significant additional capital expenditures and successful drilling operations. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and NGL reserves would be impaired.
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
As of December 31, 2025, we carried unproved natural gas, NGL, and oil property costs of $13.2 million. GAAP requires periodic evaluation of unproved natural gas, NGL, and oil property costs on a project-by-project basis. These evaluations are affected by the results of exploration activities, commodity price outlooks, planned future sales, or expirations of all or a portion of these leases and the contracts and permits relevant to such projects. If the quantity of potential reserves determined by such evaluations is not sufficient to fully recover the costs invested in each project, we will recognize non-cash charges in future periods.
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
Market conditions or the unavailability of natural gas and NGL processing, transportation, or storage arrangements may hinder our access to natural gas and NGL markets or delay or curtail our production. The availability of a ready market for our natural gas and NGL production depends on a number of factors, including the demand for and supply of natural gas and NGLs, the proximity of our natural gas and NGL production to and capacity of pipelines and storage facilities, gathering systems and other transportation, processing, fractionation, refining and export facilities, competition for such facilities, and the inability of such facilities to gather, transport, store, or process our natural gas and NGL production due to shutdowns or curtailments arising from mechanical, operational, or weather related matters, including hurricanes, floods, fires, tornadoes, droughts, hurricanes, tropical storms, and severe cold weather.
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
Specifically, we often are uncertain as to the future cost or timing of drilling, completing, and well operations, and our drilling operations and those of our third-party operators may be curtailed, delayed, or canceled. The cost of our drilling, completing, and well operations may increase and our results of operations and cash flows from such operations may be impacted, as a result of a variety of factors, including:
• general economic and industry conditions;
• unexpected drilling conditions;
• potential drainage of natural gas from our properties by operations on adjacent properties;
• title problems;
• pressure or irregularities in formations;
• equipment failures or accidents;
• adverse weather conditions, such as floods, fires, tornadoes, droughts, hurricanes, tropical storms and severe cold weather, and changes in weather patterns;
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
Drilling, completions, workover, and hydraulic fracturing operations are operationally complex activities which present certain risks that could adversely affect our business, financial condition, or results of operations.
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
Water is an essential component of both the drilling and hydraulic fracturing processes. Historically, we have been able to purchase water from local landowners and other sources for use in our operations. Some areas in which we have operations have experienced or may in the future experience drought conditions that could result in restrictions on water availability or use. Such drought conditions and water stress may become more frequent or intense as a result of climate change. If we are unable to obtain water to use in our operations from local sources or are unable to transport and store such water, we may be unable to economically produce natural gas and NGLs in the affected areas, which could have an adverse effect on our financial condition, results of operations, and cash flows.
The unavailability or high cost of equipment, supplies, personnel, and oilfield services could adversely affect our ability to execute our development and exploitation plans on a timely basis and within budget, and consequently could adversely affect our anticipated cash flow.
We utilize third-party services to maximize the efficiency of our operations. The cost of oilfield services typically fluctuates based on demand for those services. While we currently have excellent relationships with oilfield service companies, there is no assurance that we will be able to contract for such services on a timely basis or that the cost of such services will remain at a satisfactory or affordable level. Shortages, quality, or the high cost of equipment, supplies or personnel could delay or adversely affect our development and exploitation operations, which could have a material adverse effect on our business, financial condition, or results of operations. Further, supply chain disruptions, tariffs and trade restrictions and other inflationary pressures affecting the United States and global economy and the oil and gas industry may limit our ability to procure the necessary products and services for drilling and completing wells in a timely and cost effective manner, which could result in reduced margins and delays in our drilling and completion activities which, in turn, could adversely affect our business, financial condition, or results of operations.
We have limited control over activities on properties we do not operate, which could reduce our production and revenues.
As of December 31, 2025, we operated approximately 97% of our net (81% of our gross) acreage. With respect to our natural gas midstream business, we do not operate the NEPA midstream entities, and in the Barnett, during the year ended December 31, 2025, approximately 80% of our gross operated production volumes were gathered and processed by a third party. If we do not operate or otherwise control the properties and midstream facilities in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of the underlying properties. The failure of an operator of wells in which we own a non-operating interest or an operator of midstream facilities in which we have an interest to adequately perform operations, an operator’s financial difficulties, including as a result of price volatility or an operator’s breach of the applicable agreements, could reduce our production and revenues. The success and timing of the drilling and development activities on properties operated by third parties, as well as the midstream operations involving our assets depend upon a number of factors outside of our control. These factors include the operator’s schedule and level of capital investment, expertise, financial resources, collaboration with other participants in drilling wells, and the use of technology.
Even though the Bedrock Acquisition is completed, we may be unable to successfully integrate the assets held by BKV Barnett II into our business or achieve the anticipated benefits of the Bedrock Acquisition.
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
Risks Related to Our Power Generation Business
We incurred significant costs in connection with the BKV-BPP Power Joint Venture Transaction.
We incurred significant costs associated with the BKV-BPP Power Joint Venture Transaction. Our fees and expenses related to the BKV-BPP Power Joint Venture Transaction include financial advisor fees, filing fees, taxes and legal and accounting fees. Following the closing, we expect to consolidate our financial statements with those of the BKV-BPP Power Joint Venture. In addition, we expect that with our increased ownership of the BKV-BPP Power Joint Venture, certain expenses related to operating the BKV-BPP Power Joint Venture will increase. It is difficult to predict the total amount of costs related to the BKV-BPP Power Joint Venture Transaction and the increased ownership of the BKV-BPP Power Joint Venture following the closing. Such costs may be significant and could have an adverse effect on our future results of operations, cash flows and financial condition.

We operate our power generation business through a joint venture that requires the consent of BPPUS for certain material actions.
As of December 31, 2025, we and BPPUS each had a 50% interest in the BKV-BPP Power Joint Venture. For the years ended December 31, 2025, 2024, and 2023, the portion of BKV's earnings in the BKV-BPP Power Joint Venture were $14.9 million, $10.4 million, and $16.9 million, respectively, and our interest in the earnings on the BKV-BPP Power Joint Venture represented approximately 1.5%, 1.8%, and 1.7% of our revenues, which includes derivative gains (losses), net, respectively.
Following the closing of the BKV-BPP Power Joint Venture Transaction on January 30, 2026, the BKV-BPP Power Joint Venture is owned 75% by BKV and 25% by BPPUS. In accordance with the terms of the Amended and Restated Limited Liability Company Agreement of the BKV-BPP Power Joint Venture (the “BKV-BPP Power LLC Agreement”), which we entered into with BPPUS at the closing of the BKV-BPP Power Joint Venture Transaction, the BKV-BPP Power Joint Venture is managed by a board of managers (the “BKV-BPP Power Board”), which consists of twelve members, nine of whom are appointed by us and three of whom are appointed by BPPUS. Of the nine members who are appointed by us, one or more may be a director of Banpu.
As of January 30, 2026, the BKV-BPP Power LLC Agreement provides that we are delegated the authority and responsibility for the day-to-day operation of the business affairs of BKV-BPP Power. However, for as long as BPPUS maintains an ownership interest in the BKV-BPP Power Joint Venture of at least 10%, consent from at least one member of the BKV-BPP Power Board appointed by BPPUS is required for, and we are not entitled to unilaterally cause the BKV-BPP Power Joint Venture to take, certain specified actions, such as: (i) any sale of the BKV-BPP Power Joint Venture or certain significant subsidiaries, or transfer of substantially all assets, merger, consolidation, amalgamation or similar business combination of the BKV-BPP Power Joint Venture, subject to certain exceptions; (ii) any winding up, dissolution or liquidation or any commencement of or any filing or petition for a voluntary bankruptcy or reorganization; (iii) any amendment, restatement, or revocation of organizational documents, subject to certain exceptions; (iv) any material change in the nature of the business or purpose of the BKV-BPP Power Joint Venture; (v) entry into certain related party transactions; (vi) the issuance, sale, repurchase, or redemption of any of the equity interests of the BKV-BPP Power Joint Venture; (vii) the admission of any new member to the BKV-BPP Power Joint Venture, subject to certain exceptions; (viii) the early termination without the BKV-BPP Power Board approval of, or the execution or material amendment of, any material contract, subject to certain exceptions; (ix) the incurrence of certain indebtedness beyond certain thresholds; and (x) the making of certain capital calls.
We face certain risks associated with shared control of the BKV-BPP Power Joint Venture, and BPPUS may at any time have economic, business, or legal interests or goals that are inconsistent with ours.
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
Additionally, by using derivative instruments to economically hedge exposure to changes in power prices, we could limit the benefit we would receive from increases in power prices, which could have an adverse effect on our financial condition. For example, as of December 31, 2025, BKV-BPP Power had unrealized losses of $19.6 million on its derivative instruments as a result of increased power prices; of the $19.6 million, $13.3 million of these losses pertain to four open HRCOs. In the event BKV-BPP Power enters into an HRCO and is not able to satisfy its obligations, it must purchase power at prevailing market price to satisfy the HRCO. Likewise, increases in power pricing could limit the benefit we receive under HRCOs and may result in losses. Either such event could have a material adverse effect on the BKV-BPP Power Joint Venture, and thus on our business, financial condition, results of operations, and cash flows.
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
Risks Related to Our Retail Power Business
We operate our retail power business through a joint venture which we share control.
Our retail energy business is operated through BKV-BPP Retail, a wholly-owned subsidiary of the BKV-BPP Power Joint Venture. As of December 31, 2025, we and BPPUS each owned 50% of the BKV-BPP Power Joint Venture. Following the closing of the BKV-BPP Power Joint Venture Transaction on January 30, 2026, the BKV-BPP Power Joint Venture is owned 75% by BKV and 25% by BPPUS.
We face certain risks associated with shared control and BPPUS may, at any time, have economic, business, or legal interests or goals that are inconsistent with ours. For additional information, see “— Risks Related to Our Power Generation Business — We operate our power generation business through a joint venture that requires the consent of BPPUS for certain material actions.”
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

Our business requires a REP certificate from the PUCT and a load serving entity (“LSE”) registration and qualified scheduling entity (“QSE”) registration with ERCOT. Both the PUCT and ERCOT impose various requirements to maintain these permits. Any negative publicity regarding the retail industry in general could result in agencies or the state legislature imposing additional regulations on the retail business and increasing our compliance obligations. Additionally, customer complaints and compliance violations could damage our relationship with the PUCT and potentially jeopardize our REP certificate. Losing our REP certificate, LSE registration, or QSE registration would prevent us from continuing to operate in the retail business.
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
Due to the early stage nature of CCUS projects and the sector generally, CCUS projects face considerable risks. In particular, the Barnett Zero Project, the Eagle Ford Project, the Cotton Cove Project, and the East Texas Project face, and any of our potential future CCUS projects, including the pipeline of CCUS projects currently under evaluation, will face operational, technological, regulatory, and financial risks. These risks include the possibility that CIP, ONEOK, BPPUS, or any of our other future counterparties to a CCUS project, may not meet their financial or performance obligations related to the CCUS project. Moreover, the economics of our operational and potential CCUS projects depend on financial and tax incentives, including Section 45Q tax credits. If we are unable to obtain the Section 45Q tax credits included in our financial assumptions for any reason, including as a result of any change in policy changes, government spending measures, or U.S. presidential executive actions, any of our proposed CCUS projects may no longer be commercially viable and may not be completed.
Although we have identified potential CCUS projects in addition to the Barnett Zero Project, the Eagle Ford Project, Cotton Cove Project, and the East Texas Project, these additional potential projects are in different stages of the evaluation process. In most cases, emitters have required extended periods of time to evaluate potential projects and participate in negotiations. We have not entered into the definitive agreements necessary to execute any of the other potential projects we have identified and, as such, we cannot guarantee that any of those potential projects will reach FID or be completed. Additionally, we cannot ensure we will be able to source and identify additional emitters willing to enter into CCUS project agreements with us. We may not receive 100% of the environmental attributes associated with CCUS projects funded in whole or in part by third parties, and, in such cases, we expect to have the right to purchase such environmental attributes BKV would not otherwise receive. Ultimately, we will be able to apply only such portion of the sequestered emissions to offset our own GHG emissions that corresponds to the percentage of environmental attributes BKV receives (and retains) or purchases. Our stated goals of timely achieving net zero Scope 1, 2, and 3 emissions from our owned and operated upstream businesses are dependent, in part, on being able to commercially develop our existing pipeline of CCUS projects.
Further, our ability to successfully operate the Barnett Zero Project with ONEOK, or successfully develop the Eagle Ford Project and the Cotton Cove Project with BPPUS, and the East Texas Project, or any future potential CCUS projects, depends on a number of factors that we are not able to fully control, including the following:
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
• Robust monitoring, recordkeeping, and reporting required in connection with CCUS projects may increase the costs of such operations. Different methodologies may be required to satisfy various regulatory and non-regulatory requirements regarding GHG emissions/sequestration at one or more of our projects, including, but not limited to, compliance with any greenhouse gas reporting requirements.
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
• Carbon capture may be viewed as a pathway to the continued use of fossil fuels, notwithstanding that CO2 emissions are intended to be captured. There may be organized opposition to carbon capture, including our projects, alleging concerns relating to the environment, environmental justice, health or safety, or the federal and/or state governments may cease supporting carbon capture and sequestration.
• In addition to the BKV-CIP Joint Venture and the BKV-BPP Cotton Cove Joint Venture, the development of a CCUS project may require us to enter into long-term joint ventures with large carbon emitters (which may need to finance and build, often over a multi-year period, the equipment to capture CO2 emissions from various industrial processes) and operators of infrastructure for transporting CO2 (or other GHGs), and we may not be able to do so on agreeable terms, or at all.
The development of our CCUS business is expected to require material capital investments.
Our CCUS projects are expected to have material capital requirements, and we expect to fund up to 50% of these CCUS projects from a variety of external sources, which may include joint ventures, project-based equity partnerships, debt financing, and federal grants, with the remaining capital needs being funded with cash flows from operations. We anticipate that some of these project costs will be borne by third-party investors in these projects, including emitters, landowners and other stakeholders. However, there is no certainty that we will be able to obtain external funding on a timeline sufficient to achieve our goals, on commercially reasonable terms or at all. Our access to external funding depends on a number of factors, including general market conditions, potential investors’ confidence in our CCUS program, business model, growth potential, and our current and expected future earnings as well as the liquidity needs of the external funding sources themselves. We may face intense competition from a variety of other companies and financing structures for such limited investment capital. If we are unable to obtain a sufficient level of external funding for our CCUS projects, we may be required to abandon or materially delay certain projects, which in turn could negatively impact our ability to realize our business plan or to reach our near-term and long-term net zero goals on our anticipated time frame or at all. We similarly may not be able to reach our positive net income goals for our CCUS business on the timeline we have predicted, which may likewise adversely impact our business or financial condition. CCUS activities subject us to the financial risks of rising costs of equipment and capital, possible delays in acquiring them, along with the financial impact of our expending capital on these activities in advance of realizing any CCUS cash flows, any of which could negatively impact our financial condition and operational results in future periods.
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
Any of the above could materially and adversely affect our ability to execute on our CCUS strategy, the value of any CCUS project we develop through a current or potential future joint venture, and our ability to reach our near-term and long-term net zero goals on our anticipated time frame or at all, as well as on our liquidity, financial condition, and results of operations.
We operate the Barnett Zero Project through a joint venture that requires the consent of CIP for certain material actions.
The BKV-CIP Joint Venture is owned 51% by BKV dCarbon Ventures and 49% by CIP and was formed on May 8, 2025 for the purpose of developing CCUS projects. In accordance with the terms of the Limited Liability Company Agreement of BKV dCarbon Project (the “BKV-CIP LLC Agreement”), the BKV-CIP Joint Venture is governed by a board of managers (the “BKV-CIP Board”) consisting of five members, three of whom are designated by dCarbon Ventures and two of whom are designated by CIP. Most operational decisions and activities of the BKV-CIP Joint Venture are reserved for approval by a majority of the members of the BKV-CIP Board, but CIP has customary minority investor rights, including veto rights with respect to, among other things, (i) the amount and timing of distributions to the members of BKV dCarbon Project, (ii) BKV dCarbon Project’s annual budget, (iii) any sale or initial public offering of BKV dCarbon Project, (iv) any change in senior management of the BKV dCarbon Project, and (v) other significant and related party transactions entered into by the joint venture. Other than quarterly tax distributions and distributions in respect of a deemed liquidation event (as defined in the BKV-CIP LLC Agreement), distributions will be made in accordance with a waterfall until specified minimum return targets are achieved by CIP.
We have agreed that BKV and its affiliates will develop CCUS projects exclusively through the BKV-CIP Joint Venture except that any CCUS projects that are rejected by CIP for development by the BKV-CIP Joint Venture may be developed solely through dCarbon Ventures outside of the BKV-CIP Joint Venture. In addition, the BKV-CIP Joint Venture will retain and monetize all environmental attributes associated with CCUS projects contributed to the BKV-CIP Joint Venture, including pursuant to a first right of BKV or its affiliates to purchase such environmental attributes at fair market value. Ultimately, with respect to CCUS projects contributed to the BKV-CIP Joint Venture, we will be able to apply to offset our own GHG emissions only the portion of sequestered emissions attributable to the percentage of environmental attributes that BKV purchases from the BKV-CIP Joint Venture, which may negatively impact our net-zero strategy, including by delaying or preventing our achievement of net zero. As of December 31, 2025, dCarbon Ventures has contributed the BKV dCarbon Barnett Zero, LLC and BKV dCarbon Las Tiendas, LLC and related assets (including the Barnett Zero and Eagle Ford CCUS projects) and $4.1 million of Section 45Q accrued receivables at carrying value, and committed to future contributions of certain CCUS projects, related assets, and/or cash to the BKV-CIP Joint Venture.
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
The economics of CCUS projects depend on financial and tax incentives that could be changed or terminated and that may not currently be sufficient for our CCUS projects to be economical. In addition, our qualification for enhanced Section 45Q tax credits is dependent upon our ability to meet certain wage and apprenticeship requirements. If we are unable to obtain the Section 45Q tax credits included in our financial assumptions for any reason, including as a result of policy changes, government spending adjustments, or U.S. presidential executive actions, many of our proposed CCUS projects may no longer be commercially viable and may not be completed. As an example, the EPA has proposed to rescind the greenhouse gas reporting program, compliance with which is necessary to qualify for the Section 45Q tax credits; if the EPA proceeds with this proposal, we may not be able to comply with the Section 45Q tax credit requirements that are proposed by the Treasury Department as a replacement. We cannot ensure that we will be successful in obtaining any or all of the Section 45Q tax credits currently available. Additionally, we may not receive 100% of the Section 45Q tax credits associated with CCUS projects funded in whole or in part by third parties and, in such cases, will receive only a corresponding percentage of the anticipated Section 45Q tax credits associated with such projects. Moreover, for CCUS facilities that begin construction after 2025, federal tax legislation enacted on July 4, 2025 provides new foreign entity of concern requirements that restrict availability of Section 45Q credits if the entity that owns the facility has certain relationships with or makes certain payments to foreign entities of concern.
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
There can be no assurances that we will be able to execute on our CCUS strategy and continue to successfully operate the Barnett Zero Project with ONEOK in the Barnett, or successfully develop the Eagle Ford Project and the Cotton Cove Project with BPPUS, or any future CCUS projects and any failure to do so in whole or in any significant part could have a material adverse effect on our ability to reach our near-term and long-term net zero goals on our anticipated time frame or at all, as well as on our liquidity, financial condition, and results of operations.
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
From time to time, we may plan and construct midstream projects, some of which may take a number of months before commercial operation, such as construction of natural gas, NGL, and produced water gathering or transportation systems and related facilities. These projects are complex and subject to a number of factors beyond our control, including delays from third-party landowners, the permitting process, government and regulatory approval, compliance with laws, unavailability of materials, labor disruptions, environmental hazards, financing, accidents, weather and other factors. Any delay in the completion of these projects could have a material adverse effect on our financial condition, results of operations, and cash flows. The construction of these midstream facilities requires the expenditure of significant amounts of capital, which may exceed our estimated costs. Estimating the timing and expenditures related to these development projects is very complex and subject to variables that can significantly increase expected costs, and financing for these development projects may not be available on economically acceptable terms or at all. Moreover, our revenues may not increase immediately, or at all, upon the expenditure of funds on a particular project. Should the actual costs of these projects exceed our estimates, our liquidity and financial condition could be adversely affected. This level of development activity requires significant effort from our management and technical personnel and places additional requirements on our financial resources and internal financial controls. We may not have the ability to attract and/or retain the necessary number of personnel with the skills required to bring complicated projects to successful conclusions.
We do not own all of the land on which our pipelines and other midstream facilities are located, which could disrupt our operations.
We do not own all of the land on which our pipelines and other midstream facilities are located, and we are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way or leases or if such rights-of-way or leases lapse or terminate. We sometimes obtain the rights to construct and operate our assets on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew right-of-way contracts, leases, or otherwise, could cause us to cease operations on the affected land, increase costs related to continuing operations elsewhere, and reduce our revenue.
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
A financial crisis, armed conflict, or deterioration in general economic, business, or industry conditions could materially adversely affect our results of operations and financial condition.
Concerns over global economic conditions, stock market volatility, energy costs, geopolitical issues, inflation and the U.S. Federal Reserve interest rate adjustments in response, the availability and cost of credit, and the slowing of economic growth in the United States, and fears of a recession have contributed and may continue to contribute to economic uncertainty and diminished expectations for the global economy.
Our business has also been impacted by economic conditions and disruptions in global financial markets such as reduced energy demand, inflation, and labor shortages. There was uncertainty during 2024 and 2025 with potential economic downturns or recessions in parts of the United States and globally, which continues into 2026 with global conflicts involving Russia, Ukraine, the Middle East, among others. Due to uncertainty in inflation, we may continue to see global, industry-wide supply chain disruptions and widespread shortages of labor, materials, and services. Such shortages have resulted in our facing significant cost increases for labor, materials, and services, and we expect these shortages and cost increases to continue. We are currently in a period of marginally increasing natural gas prices; however, the cost of labor, materials, and services remains high and may not adjust in proportion to increases in natural gas prices. We cannot predict the future inflation rate but if inflation elevates, we may experience further cost increases in our operations, including costs for drill rigs, workover rigs, hydraulic fracturing fleets, tubulars and other well equipment, as well as increased labor costs. If we are unable to recover from higher costs through increases in commodity prices or from our current revenue stream, then our estimates of future reserves, impairment assessments of natural gas and oil properties, and values of properties in purchase and sale transactions may all be significantly impacted. Although macroeconomic inflation is easing, these inflationary pressures may have an impact on our liquidity position when combined with the impact of rising interest rates on our variable rate debt. We expect to continue to achieve our business strategy by remaining vigilant in maintaining a disciplined financial strategy and in optimizing the value of our core business. We will also continue to monitor the impacts of inflation and commodity price volatility and the effects on our business, including to our customers and our partners.
The occurrence or threat of terrorist attacks in the U.S. or any of the major energy producing regions of the world or elsewhere, anti-terrorist efforts and other armed conflicts involving the U.S. or other countries, including the conflicts between Russia and Ukraine and in the Middle East, which may include further sanctions, embargoes, export controls, supply chain disruptions, regional instability and geopolitical shifts, may have adverse effects on global macroeconomic conditions, increase volatility in the price and demand for oil and natural gas, increase exposure to cyberattacks (including cyberattacks targeting energy and pipeline infrastructure), cause disruptions in global supply chains, increase transportation and insurance costs, increase foreign currency fluctuations, cause constraints or disruption in the capital markets and limit sources of liquidity. Additionally, destructive forms of protest and opposition by extremists and other disruptions, including acts of sabotage or eco-terrorism, against oil and natural gas activities could potentially result in personal injury to persons, damages to property, natural resources or the environment, or lead to extended interruptions of our or our customers’ operations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and gas. Oil and gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our or our customers’ operations is destroyed or damaged. Expenses related to security and costs for insurance may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all. We cannot predict the extent of these events’ effects on our business and results of operations as well as on the global economy and energy markets.
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
Events outside of our control, including an epidemic or outbreak of an infectious disease, could have a material adverse effect on our business, liquidity, financial condition, results of operations and cash flows.
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
The development of our CCUS business, as well as the expansion of our Pad of the Future program and the effectiveness of our leak detection and repair emissions monitoring program and the BKV-BPP Power Joint Venture’s solar facility, are each important factors to our potential ability to achieve our emissions goal of net zero Scope 1 and 2 emissions from our owned and operated upstream and natural gas midstream businesses during the early 2030s and aspirations to offset Scope 3 emissions from our owned and operated upstream and natural gas midstream businesses by the late 2030s. We may not meet our near-term or long-term goals by our target date or at all.
Our estimated sequestration rates from our CCUS business and our emissions reduction expected from our initiatives and our associated expected emission offsets and/or other environmental attributes may turn out to be inaccurate. The standards and expectations regarding carbon accounting and the processes for measuring and counting GHG emissions and GHG emission reductions are evolving. Changes in GHG emission accounting methodologies, regulatory changes addressing the use of “net zero” in environmental marketing claims, or new developments related to climate science could impact our ability to claim emissions reductions related to our CCUS business or otherwise. For more information, see “— Risks Related to Environmental, Legal Compliance, and Regulatory Matters.” As a result, it is possible that factors outside of our control could give rise to the need to restate or revise our emissions reduction goals, cause us to miss them altogether, or limit the impact of success of achieving our goals.

Our ability to develop and operate large-scale CCUS projects involves significant risks and uncertainties, and we may be unable to execute some or all of these projects, including those for which we have reached FID, within the expected timeline, on terms acceptable to us, or at all. Our CCUS business and nearly all of our CCUS projects are in the early stages of development. Although we commenced commercial operations with the initial injection of CO2 waste at the Barnett Zero Project in November 2023, and have reached FID and entered into definitive agreements with respect to the Eagle Ford Project, the Cotton Cove Project, and the East Texas Project, we have not reached FID with respect to or entered into the definitive agreements necessary to execute any of the other potential projects described in “Business - Our Operations - Carbon Capture, Utilization, and Sequestration” and may not be able to reach agreements on terms acceptable to us, or to achieve our projected timeline for commercial operations. In addition, the development of our CCUS business is expected to require material capital investments, and the projected timeline for commercial operations depends on our ability to fund the anticipated capital requirements for the potential projects that we have identified through external funding and revenues from our upstream business. Furthermore, the commercial viability of our CCUS projects depends, in part, on obtaining necessary permits and other regulatory approvals and on our ability to receive our portion of the anticipated Section 45Q tax credits associated with these projects. In particular, we must meet certain wage and apprenticeship requirements in order to qualify for enhanced Section 45Q tax credits. We may not be successful in developing any of our currently identified potential CCUS projects or others, our actual costs with respect to any CCUS projects may exceed our current estimate, and we may not be able to realize the anticipated reductions and offsets in emissions.
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
As of March 6, 2026, we had outstanding long-term debt of $610.0 million, which consisted of $110.0 million of borrowings under the RBL Credit Agreement and $500.0 million of borrowings under the 2030 Senior Notes. We intend, from time to time, to use borrowings available under the RBL Credit Agreement for working capital purposes, to fund capital expenditures for the acquisition, development, and exploration of oil and gas properties, and for general company purposes.
In addition to interest expense and principal on our long-term debt, we have demands on our cash resources including, among others, operating expenses and capital expenditures.
Our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities will depend upon future performance and our ability to repay or refinance our debt as it becomes due. Our future operating performance and ability to refinance will be affected by economic and capital market conditions, the syndicated bank market, fluctuations in commodity prices, results of operations, and other factors, many of which are beyond our control. Our ability to meet our debt service obligations also may be impacted by changes in prevailing interest rates, as borrowings under the RBL Credit Agreement bear interest at floating rates.
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
We may be unable to achieve or maintain a low target level of indebtedness, which may limit our liquidity, financial flexibility, and future operations.
Subject to the terms of the agreements governing our existing debt, we may incur significant additional indebtedness in the future in order to make acquisitions or to develop our properties or for other general corporate purposes.
Our level of indebtedness could affect our operations in several ways, including the following:
• a significant portion of our cash flows could be used to service our indebtedness;
• a high level of debt would increase our vulnerability to general adverse economic and industry conditions, and increase our interest rates;
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
An increase in our level of indebtedness may further reduce our financial flexibility. Further, a high level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General economic conditions, commodity prices, and financial, business, and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flows to pay the interest on our debt and future working capital, borrowings, or equity financing may not be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions (including any financial crisis), the value of our assets, and our performance at the time we need capital. The amount available for borrowing under the RBL Credit Agreement is subject to a borrowing base, which is determined by the lenders under the RBL Credit Agreement, taking into account our estimated proved reserves and related properties and is subject to periodic re-determinations based on pricing models determined by the lenders at such time. Declines in natural gas and oil prices adversely impact the value of our oil and gas properties and, in turn, the market values used by our lenders to determine our borrowing base and could result in a determination to lower our borrowing base, reducing our financial flexibility and liquidity.
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
The agreements governing our existing indebtedness contain, and any future debt agreement may contain, covenants that prohibit us from paying dividends on our common stock under certain circumstances. For additional information regarding the restrictions contained in the agreements governing our existing indebtedness on BKV Upstream Midstream's and its restricted subsidiaries’ ability to pay dividends to their stockholders (including to BKV Corporation), see “— Risks Related to Our Common Stock — The agreements governing our indebtedness impose restrictions on dividend payments.”
In addition, the agreements governing our existing indebtedness require BKV Upstream Midstream and its restricted subsidiaries to maintain, and future debt agreements may require us to maintain, compliance with covenants and, in certain instances, including the RBL Credit Agreement financial ratios.
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
If we are unable to comply with the restrictions and covenants in any of our existing debt agreements or any future debt agreement, or if we default under the terms of any of our existing debt agreements, or any future debt agreement, there could be an event of default under our debt agreements. Our ability to comply with these restrictions and covenants, including meeting any financial ratios and covenants, may be affected by events beyond our control. Further, if, any person or group (other than Banpu and its controlled affiliates, excluding portfolio companies and operating companies) acquires 35% or more of BKV’s equity interests, or if any person or group acquires a greater percentage of BKV’s equity interests than are then held by Banpu and its controlled affiliates (excluding portfolio companies and operating companies of Banpu), such event will be an event of default under the RBL Credit Agreement, which may result in amounts owed by us thereunder to become immediately due and payable. In addition, if any person or group (other than Banpu and its controlled affiliates) acquires more than 50% of BKV’s equity interests, unless Banpu and its controlled affiliates retain the right to appoint a majority of the directors of BKV Upstream Midstream, and Moody’s or S&P decreases their rating of the 2030 Senior Notes as a result thereof within 60 days, holders of the 2030 Senior Notes will be entitled to require BKV Upstream Midstream to repurchase all or any part of that holder’s 2030 Senior Notes pursuant to an offer on the terms set forth in the indenture governing the 2030 Senior Notes. Banpu has no obligation to maintain any particular percentage of equity ownership in the Company and may at any time sell all or any portion of its equity interests in us. As a result, we cannot assure that we will be able to comply with these restrictions and covenants or meet such financial ratios and tests. In the event of a default under our existing debt agreements or any future debt agreement, the debt holders could terminate their commitments to lend or accelerate the debt and declare all amounts borrowed due and payable, as applicable. Our obligations under the RBL Credit Agreement are secured by liens on substantially all of BKV’s and BKV Upstream Midstream's assets and those of BKV Upstream Midstream’s restricted subsidiaries that guarantee our obligations under the RBL Credit Agreement, and an event of default under the RBL Credit Agreement could result in the foreclosure of such liens. If any of these events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend our existing debt agreements or any future debt agreement or obtain needed waivers on satisfactory terms.
Sustained, decreased natural gas prices could cause non-compliance with the Company’s financial covenants. Non-compliance with financial debt covenants would limit the Company’s ability to draw on its existing credit facility under the RBL Credit Agreement and could also result in our debt agreements being called early, which would move certain noncurrent financial obligations to current. As a result, the Company would have insufficient liquidity and capital resources to be able to repay those obligations. Additionally, the Company’s reduced cash flow from operations could cause the Company not to meet its current and noncurrent financial obligations based on our current forecasts.
As a result of cross-default provisions in our debt agreements, we may be unable to satisfy all of our outstanding obligations in the event of a default on our part.
The terms of our existing debt agreements, including the RBL Credit Agreement and the indenture governing the 2030 Senior Notes, contain cross-default provisions which provide that we could be in default under such agreements in the event of certain defaults under our other debt agreements. Accordingly, should an event of default above certain thresholds occur under any of those agreements, we face the prospect of being in default under all of our debt agreements, obligated in such instance to satisfy all of our outstanding indebtedness but in all probability unable to satisfy all of our outstanding obligations simultaneously. In such an event, we might not be able to obtain alternative financing or, if we are able to obtain such financing, we might not be able to obtain it on terms acceptable to us, which would negatively affect our ability to continue our business plan, make capital expenditures and finance our operations.
Our borrowings under the RBL Credit Agreement expose us to interest rate risk.
Our results of operations are exposed to interest rate risk associated with borrowings under the RBL Credit Agreement, which bear interest at rates based on SOFR or an alternative floating interest rate benchmark. In 2025, the U.S. Federal Reserve lowered interest rates three times. Interest rates are currently expected to continue to decrease in 2026 and possibly into 2027. Raising or lowering of interest rates by the U.S. Federal Reserve generally causes an increase or decrease, respectively, in SOFR and other floating interest rate benchmarks. As such, if interest rates increase, so will our interest costs. If interest rates increase in the future, or such interest rates do not decrease over the next few years, it may have a material adverse effect on our results of operations and financial condition.
Our hedging activities do not provide downside protection for all of our production and could result in financial losses or could reduce our net income. Further, our derivative contracts contain certain restrictions and covenants.
We enter into derivatives contracts in connection with our natural gas and NGLs, including, for instance, commodity price swaps, basis swaps, put and call options, and producer collars. These derivative arrangements are subject to mark-to-market accounting treatment, and the changes in fair market value of our derivative contracts are reported in our consolidated statements of operations each quarter, which may result in significant non-cash gains or losses. Accordingly, our earnings may fluctuate significantly as a result of changes in fair value of our derivative instruments.
These derivative arrangements are designed to reduce our exposure to commodity price decreases. Therefore, to the extent our production is not hedged, we are exposed to declines in commodity prices. In addition, our derivative arrangements may be inadequate to protect us from continuing and prolonged declines in commodity prices. Further, while designed to reduce our exposure to commodity price decreases, these derivatives arrangements may also limit the potential gains we might otherwise receive from increases in commodity prices if such prices rise over the price established by our derivative contracts. For example, for the years ended December 31, 2025, 2024, and 2023, we had realized losses of $8.1 million, and realized gains of $112.5 million, and $90.2 million, respectively, of which $13.3 million of the $112.5 million and $46.7 million of the $90.2 million of gains related to early termination of hedges. For the years ended December 31, 2025, 2024, and 2023, we incurred unrealized gains on derivatives of $113.2 million, unrealized losses on derivatives of $146.7 million, and unrealized gains on derivatives of $148.6 million, respectively. In trying to manage our exposure to commodity price risk, we may end up with too many or too few derivative contracts, depending upon where commodity prices settle relative to our derivative price thresholds and how our natural gas and NGL volumes fluctuate relative to our expectations when the derivatives were established.
As of December 31, 2025, we have hedged 965,286 MMBtu/d, 305,180 MMBtu/d, and 172,535 MMBtu/d for 2026, 2027, and 2028, respectively, of which 471,105 MMBtu/d, 112,174 MMBtu/d, and 2,541 MMBtu/d, respectively, represented basis swaps. In addition, as of December 31, 2025, we have hedged 16,614 Bbl/d and 7,164 Bbl/d of NGLs for 2026 and 2027, respectively. Our results of operations, liquidity, and financial condition would be negatively impacted if prices of natural gas and NGLs were to become depressed or decline materially from current levels, or there is otherwise an unexpected material impact on commodity prices, and we have experienced variances in our results of operations and financial condition due to our hedging transactions.
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
Our operations are conducted entirely through our wholly-owned subsidiaries and joint ventures, including the BKV-BPP Power Joint Venture and the BKV-BPP Cotton Cove Joint Venture. Our ability to generate cash to meet our debt and other obligations, to cover all applicable taxes payable, and to declare and pay any dividends on our common stock is dependent on the earnings and the receipt of funds through distributions from our subsidiaries and joint ventures. Our subsidiaries’ and joint ventures’ respective abilities to generate adequate cash depends on a number of factors, including development of reserves, successful acquisitions of complementary properties, advantageous drilling conditions, natural gas, NGL, and oil prices, successful production and sales of electricity, compliance with all applicable laws and regulations, and other factors.
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

We maintain insurance against some, but not all, potential losses or liabilities arising from our operations in accordance with what we believe are customary industry practices and in amounts and at costs that we believe to be prudent and commercially practicable. Our insurance includes deductibles that must be met prior to recovery, as well as sub-limits and/or self-insurance. Additionally, our insurance is subject to exclusions and limitations, and the proceeds of any insurance may not be received in a timely manner. Our insurance does not cover every potential risk associated with our operations, including the potential loss of significant revenues. We can provide no assurance that our coverage will adequately protect us against liability from all potential consequences, damages and losses.
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
There is intense competition for acquisition opportunities in our industry and we may not be able to identify attractive acquisition opportunities. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms. We may not be able to obtain contractual indemnities from sellers for liabilities incurred prior to our purchase of the business, asset or property. No assurance can be given that we will be able to identify additional suitable acquisition or asset exchange opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets. In addition, there can be no assurance that Banpu will not engage in competition with us in the future. See “— Risks Related to Our Relationship with Banpu and its Affiliates — Banpu’s interests, including interests in certain corporate opportunities, may conflict with our interests and the interests of our other stockholders. Conflicts of interest between us and Banpu could be resolved in a manner unfavorable to us and our other stockholders.” Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions.
We have and may continue to make acquisitions of properties or businesses that complement or expand our current business in the future. The successful acquisition of natural gas and NGL properties requires an assessment of several factors, including:
• recoverable reserves;
• future commodity prices;
• operating costs; and
• potential environmental and other liabilities.
These assessments are inherently uncertain and rely on numerous assumptions and we may not be able to identify accretive acquisition opportunities. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Reviews may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when a review is performed. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. Market forces often prevent us from negotiating contractual indemnification for environmental liabilities and require us to acquire properties on an “as is” basis.
The success of any of our acquisitions will depend on our ability to integrate effectively the acquired business into our existing operations. The process of integrating acquired businesses may involve unforeseen liabilities, environmental issues, or other difficulties and may require a disproportionate amount of our managerial and financial resources which may divert management’s attention from other business concerns. In addition, possible future acquisitions may be larger and for purchase prices significantly higher than those paid for earlier acquisitions. Our failure to achieve consolidation savings, to integrate the acquired businesses and assets into our existing operations successfully, or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition, results of operations, and cash flows.
In addition, the RBL Credit Agreement (solely with respect to BKV Upstream Midstream and its restricted subsidiaries) and the indenture governing the 2030 Senior Notes prohibits us from entering into certain mergers or combination transactions. These debt arrangements also limit our ability to incur indebtedness and liens, which could indirectly limit our ability to engage in acquisitions.
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
• the prices at which we sell our production and prevailing basis differentials;
• the levels of our operating expenses;
• take-away and storage capacity;
• our ability to acquire, locate, develop, and produce new reserves; and
• our ability to borrow under the RBL Credit Agreement and any additional working capital facilities that we obtain.
If our revenues decrease as a result of lower commodity prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our planned capital budget or operations at current levels. For example, a decline in commodity prices may reduce the amount of capital the Company can raise through debt or equity financing. If additional capital is needed, we may not be able to obtain debt or equity financing on terms acceptable to us, if at all. If cash flow generated by our operations or available capacity under the RBL Credit Agreement is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our properties or our CCUS business, which in turn could lead to a decline in our reserves and production and a failure to meet our net zero goals, and could adversely affect our business, financial condition, and results of operations.

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
The energy industry is intensely competitive, and we compete with other companies that have greater resources than we do. Our ability to acquire additional properties, to discover reserves in the future and to execute on potential CCUS projects will be dependent upon our ability to evaluate and select suitable properties to consummate transactions in a highly competitive market. Many of our larger competitors not only drill for and produce natural gas, NGLs, and oil, but they also engage in refining operations and market petroleum and other products on a regional, national, or worldwide basis. Our competitors may be able to pay more for natural gas and NGL properties, evaluate, bid for and purchase a greater number of properties than our financial or human resources permit, and attract capital at lower rates. In addition, these companies may have a greater ability to continue drilling, production, and workover activities during periods of low natural gas and NGL prices. They may also be better positioned to contract for drilling, production and workover equipment, pay higher wages to secure trained personnel, and absorb the burden of current and future federal, state, local, and other laws and regulations. The natural gas, NGL, and oil industry has periodically experienced shortages of drilling rigs, equipment, hydraulic fracturing fleets, supply chain resources, pipelines and personnel, which has delayed development drilling and other exploitation activities and has caused significant price increases. Competition has been strong in hiring experienced personnel, particularly in the engineering and technical, accounting and financial reporting, tax and land departments. Additionally, there is strong competition for desirable natural gas, NGL, and oil-producing properties, energy companies, undeveloped leases, drilling rights, and CCUS projects. Further, inflation may affect us more severely than it may affect some of our larger competitors. Our inability to compete effectively with our competitors could have a material adverse impact on our business activities, financial condition, and results of operations.
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
Our business faces various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the security of our facilities and infrastructure or third-party facilities and infrastructure, such as processing plants and pipelines; and threats from terrorist acts. The potential for such security threats has subjected our operations to increased risks, including but not limited to human error, power outages, computer and telecommunication failures, natural disasters, fraud or malice, social engineering or phishing attacks, viruses or malware, and other cyberattacks, such as denial-of-service or ransomware attacks. Reports indicate that certain entities or groups, including cybercriminals, competitors, and nation state actors, have mounted cyber-attacks on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations, and, in some cases, steal data. While we maintain a robust cybersecurity program, which includes administrative, technical, and organizational safeguards, a significant cyberattack or other cyber incident (whether involving our systems, those of a critical third-party, or both) could disrupt our operations and result in downtime, loss of revenue, harm to the Company’s reputation, or the loss, theft, corruption, or unauthorized release of critical data of us or those with whom we do business, as well as result in higher costs to correct and remedy the effects of such incidents, including potential extortion payments associated with ransomware or ransom demands. Our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities, and infrastructure may also result in increased capital and operating costs. As of March 6, 2026, we were not aware of any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial standing. However, there can be no assurance that our procedures and controls will be sufficient to prevent or mitigate security breaches, which could lead to losses of sensitive information, critical infrastructure, or capabilities essential to our operations, all of which could have a material adverse effect on our business, financial position, results of operations, and cash flows. In addition, to assist in conducting our business, we rely on information technology systems and data hosting facilities, including systems and facilities that are hosted by third parties to which we have limited visibility and control. Even though we carry cyber insurance that may provide insurance coverage under certain circumstances, we might suffer losses as a result of a security breach or cyber incident that exceeds the coverage available under our policy or for which we do not have coverage, and we cannot be certain that cyber insurance will continue to be available to us on commercially reasonable terms, or at all. The use by BKV and its third-party service providers to a hybrid systems model, including on-premises and cloud environments, has transformed how systems interconnect, how data is stored, how users interact with applications, and what end user devices are utilized. This hybrid systems model has resulted in additional cybersecurity risk, and cybersecurity attacks, particularly amidst the increased adoption of artificial intelligence technologies, are becoming more sophisticated. These events could damage our reputation and lead to financial losses from remedial actions, loss of business, or potential liability.
Moreover, the rapid advancement and increased adoption of artificial intelligence and machine learning technologies have given rise to additional vulnerabilities and potential entry points for cyberattacks, including a risk of exposure of confidential, proprietary or other sensitive information through the inadvertent use of open artificial intelligence tools. These technologies can be exploited by malicious actors to enhance the sophistication, scale or intensity of cyberattacks, making it more challenging to detect and mitigate such threats.
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
We are classified as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, including as modified by the JOBS Act. In addition, we have reduced Sarbanes-Oxley Act compliance requirements, as discussed elsewhere, for as long as we are an emerging growth company, which may be up to five full fiscal years. Unlike other public companies, we will not be required to, among other things, (i) comply with any new requirements adopted by the Public Company Accounting Oversight Board ("PCAOB") requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (ii) provide certain disclosure regarding executive compensation required of larger public companies, or (iii) hold nonbinding advisory votes on executive compensation.
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
We expect to lose emerging growth company status as of December 31, 2026.
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
Changing sentiments towards ESG matters and environmental conservation measures may adversely impact our business.
Changing sentiments towards climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG initiatives and disclosures, and consumer demand for alternative forms of energy may result in increased costs (including, but not limited to, increased costs related to compliance, stakeholder engagement, contracting and insurance), reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on our access to capital markets. Changing sentiments towards climate change, environmental justice, and environmental conservation, for example, may result in demand shifts for natural gas, NGL, and oil products and additional governmental investigations and private litigation against us. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of, or contribution to, the asserted damage, or to other mitigating factors.
Moreover, while we may occasionally create and publish voluntary disclosures regarding ESG matters, many of the statements in these disclosures are based on hypothetical expectations and assumptions, which may not be representative of current or actual risks or events, or forecasts of expected risks or events, including the associated costs. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring, and reporting on many ESG matters. Such disclosures may also be at least partially reliant on third-party information that we have not verified, or cannot verify, independently. ESG programs and disclosures are currently in disfavor at the federal level as well as in some states, which may cause other states to increase levels of ESG-related regulation, along with increased stakeholder and non-governmental organizational engagement in ESG matters. Increased regulation will likely lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified in this risk factor. We may also take certain actions to improve the ESG profile of our Company and/or products, but we cannot guarantee that such actions will have the desired effect.
In addition, we recognize that standards and expectations for carbon accounting as well as the methods for measuring GHG emissions and environmental attributes, such as offsets and renewable energy credits, are evolving. Our current and future approaches to measuring and implementing reductions and achieving goals like "net zero" or a "closed-loop" system may be viewed by some stakeholders as inconsistent with emerging or common best practices depending on individual interpretations or expectations. If our approaches to such matters are inconsistent with particular stakeholder expectations, we may face increased scrutiny, criticism, regulatory actions, and investor concerns, or litigation, any of which may adversely impact our business, financial condition or results of operations. For example, there has been increasing scrutiny on and criticism of the certification or labeling of certain fossil fuel products as “responsible” or similar labels, as well as on various marketing or other claims related to the use of offsets or the emission profile of products, given alleged deficiencies in the monitoring processes used to support such certifications or claims, which may adversely impact demand for, and any premium associated with, such certifications and claims. Our plans and claims regarding our Pad of the Future and RSG programs, and our intent to produce Carbon Sequestered Gas, may come under criticism, expose us to potential litigation, or otherwise impact our reputation and financial performance. For example, our plan to retire carbon credits against our Scope 1 and Scope 3 emissions instead of transferring such credits with our produced natural gas may impact certain customers’ willingness or ability to use Carbon Sequestered Gas to meet their own emissions goals, and thus adversely impact demand for such product. Additionally, disputes or ambiguities regarding the methodologies used to certify and register carbon credits associated with CCUS projects could delay or prevent our efforts to certify and register the environmental attributes associated with our CCUS projects as tradeable carbon credits, including the development of a blockchain ledger and tokens to facilitate the transfer of environmental attributes, which may negatively impact our net zero strategy, including by delaying or preventing our achievement of net zero. Such failure may also otherwise impact our operations to the extent such certification or similar condition is required, such as with our contract with a subsidiary of Kiewit. In certain cases, our emissions reduction and other ESG efforts rely on third parties, whose actions or timelines may not align with our expectations. Additionally, even if we achieve our net zero goals as described herein, we may not fully realize the intended benefits if other stakeholders disagree with our goals, structure, methodology, accounting practices, or data sources in achieving them.
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
Changing sentiments towards global climate change has resulted in increased investor attention and risk of public and private litigation, which could increase our costs or otherwise adversely affect our business. A number of parties have sought to bring suit against the largest oil and gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing, handling, or marketing fuels that contributed to global warming effects, such as rising sea levels, are responsible for roadway and infrastructure damages, or alleging that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose those impacts. The ultimate outcome and impact to us of these allegations cannot be predicted with certainty, and we could incur substantial legal costs associated with defending these and similar lawsuits in the future.

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
There are also increasing financial risks for fossil fuel producers as stockholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into other sectors. Institutional lenders and institutional investors who provide financing to fossil-fuel energy companies also have become more attentive to sustainable financing practices and some of them may elect not to provide funding for fossil fuel energy companies, which could result in the restriction, delay, or cancellation of drilling or development programs or production activities and affect our access to capital for potential growth projects. For example, the international community gathered in Glasgow, Scotland, U.K. at the 26th Conference to the Parties (“COP26”) on the UN Framework Convention on Climate Change (“UNFCCC”), and the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. On January 7, 2026, President Trump issued a Presidential Memorandum entitled “Withdrawing the United States from International Organizations, Conventions, and Treaties that Are Contrary to the Interests of the United States,” which directs executive agencies to take immediate steps to remove the United States from 66 listed treaties or organizations, including the UNFCCC and the Intergovernmental Panel on Climate Change. Although the Trump Administration has shifted policies at the federal level, risks identified in this section resulting from other drivers are expected to persist in any event, and there could be another shift at the federal level in the future.
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
Climate change could have an effect on the severity of weather (including hurricanes, droughts, floods, and freezes), sea levels, the arability of farmland, changes in temperature and other meteorological patterns, and water availability and quality. If such effects were to occur, our development and production operations have the potential to be adversely affected. Potential adverse effects may include damages to our facilities from powerful winds or rising waters in low lying areas, disruption to production due to climate-related damages or increased operational costs, the need for less efficient or non-routine operating practices caused by climate effects, or increased insurance costs resulting from such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by midstream companies, service companies, or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses, or costs that may result from potential physical effects of climate change. We have developed and are continuously implementing plans that address the potential impacts of climate change on our operations, but we cannot guarantee that our operations will not be negatively impacted by climate change.
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
Climate change continues to attract considerable public, political, and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional, and state levels of government to monitor and limit emissions of carbon dioxide, methane, and other GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting, and tracking programs and regulations that directly limit GHG emissions from certain sources.
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, in August 2022, Congress passed, and former President Biden signed into law, the Inflation Reduction Act of 2022, which, for the first time ever, imposes a fee on GHG emissions from certain facilities. However, the OBBBA delayed implementation of these emissions fees for the oil and gas industry until 2034. The emissions fee requirements, if they ultimately take effect, could increase our operating costs and accelerate the transition away from fossil fuels, which could in turn adversely affect our business and results of operations.
Moreover, following the U.S. Supreme Court finding in 2007 that GHG emissions constitute a pollutant under the CAA and the EPA's subsequent Endangerment Finding, the EPA adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the U.S. Department of Transportation (“DOT”), imposing GHG emissions and fuel economy standards for vehicles in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. The EPA previously had promulgated New Source Performance Standards (“NSPS”) imposing limitations on methane emissions from sources in the oil and gas sector. Subsequently, in September 2020, the Trump Administration rescinded those methane standards and removed the transmission and storage segments from the oil and gas source category under the CAA’s NSPS. However, on June 30, 2021, former President Biden signed a resolution passed by Congress under the Congressional Review Act nullifying the September 2020 rule, effectively reinstating the prior standards. On March 8, 2024, the EPA published its Methane Rule, which took effect on May 7, 2024 and established requirements for methane emissions from existing and modified oil and gas sources and imposed additional requirements for new sources with respect to methane emissions, including sources not previously regulated under the oil and gas source category. However, on December 3, 2025, the EPA issued a final rule delaying by 18 months key compliance deadlines in the March 8, 2024 Methane Rule. Further, the Methane Rule and the December 2025 rule delaying its implementation are currently being challenged in the federal courts. In addition, on May 6, 2024, the EPA released its revised regulations for GHG emissions reporting (“Subpart W Regulations”) that will have an impact on the quantity of GHG emissions reported and the associated payment of fees under the Waste Emissions Charge imposed by the IRA that may be applicable to our operations. However, on September 16, 2025, the EPA proposed a rollback of the GHG reporting regulations that would end reporting under the GHG emissions reporting program for the natural gas distribution industry and for all sectors other than those subject to the Subpart W Regulations and would pause reporting under the Subpart W Regulations until 2034. Separately, on February 18, 2026, the EPA published a final rule rescinding the Endangerment Finding, which underpins the EPA's regulation of GHGs. The rescission has been challenged in court, which could result in the rescission being stayed, overturned, or limited in scope or effect. For more information, see “Business - Government Regulation and Environmental Matters.” We continue to review additional changes to rules, such as the revised regulations issued by the Bureau of Land Management to reduce flaring and natural gas waste on federal leases or updates to its onshore oil and gas leasing rules that may impact our current or future operations.
While the Trump administration has rolled back or is proposing to roll back many regulations and findings related to GHG emissions and their effects on public health and welfare, a future administration may seek to impose new legislation or rules related to GHG emissions that could impact our operations. Further, various states and groups of states have adopted or are considering adopting legislation, regulations, or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. For example, several states, including Pennsylvania and New Mexico, have proposed or adopted regulations restricting the emission of methane from exploration and production activities. At the international level, the United States was an original party to the Paris Agreement, but withdrew in 2020, rejoined in 2021, and withdrew again, effective January 27, 2026, pursuant a January 2025 order issued by President Trump. It is possible that the United States will rejoin the Paris Agreement in the future and make commitments to reduce GHG emissions and move toward a global net zero economy as it has done in the past. To the extent developments result in new restrictions on natural gas and NGL operations, increase operational costs, or otherwise reduce the demand for natural gas and NGLs, our business could be materially adversely effected. For more information, see “Business - Government Regulation and Environmental Matters.”
Additionally, in March 2024, the SEC finalized a new rule that would require the reporting of climate-related risks and financial impacts, as well as GHG emissions for larger companies. On April 4, 2024, the SEC issued an order staying implementation of the SEC climate disclosure rule pending judicial review of various legal challenges to the rule, which were consolidated into the Eighth Circuit Court of Appeals. On March 27, 2025, the SEC voted to end the defense of the rules in the litigation and, on July 23, 2025, it filed a status report requesting that the Eighth Circuit proceed with the case and issue an opinion on the challenges to the climate disclosure rule. On September 12, 2025, the Eighth Circuit denied the SEC’s request to proceed with the case and indicated that the case would be held in abeyance until the SEC either renews its defense of the rules or revises the rules via notice-and-comment rulemaking. We continue to monitor the status of this rule, but we cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. In addition, other policymakers, including the State of California, have adopted (or are considering adopting) similar or more stringent regulations. Enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon intensive sectors. The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and gas sector or otherwise restrict the areas in which this sector may produce oil and gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and gas. Additionally, political, litigation and financial risks may result in us restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or having an impaired ability to continue to operate in an economic manner. One or more of these developments could have a material adverse effect on our business, financial condition and results of operations.
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
In June 2016, the EPA adopted effluent limitations for the treatment and discharge of wastewater resulting from onshore unconventional natural gas, NGL, and oil extraction facilities to publicly owned treatment works. The disposal of fluids gathered from natural gas, NGL, and oil producing operations in underground disposal wells has been pointed to by some groups and regulators as a potential cause of increased induced seismic events in certain areas of the U.S., particularly in Oklahoma, Texas, Colorado, Kansas, New Mexico, and Arkansas. Certain states have begun to consider or adopt laws and regulations that may restrict or otherwise prohibit oilfield fluid disposal in certain areas or underground disposal wells, and state agencies implementing those requirements may issue orders directing certain wells in areas where seismic incidents have occurred to restrict or suspend disposal well operations or impose standards related to disposal well construction and monitoring. Additionally, regulators in some states have modified their regulations or guidance to mitigate potential causes of induced seismicity. Any one or more of these developments could also increase our cost to dispose of our produced water.

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
The adoption of laws or regulations that apply more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operating costs that could be significant. In addition, should we fail to comply with PHMSA or comparable state regulations, we could be subject to substantial fines and penalties. As of January 2025, the maximum civil penalties PHMSA can impose are $272,926 per pipeline safety violation per day, with a maximum of $2,729,245 for a related series of violations. However, the proposed Pipeline Safety Act of 2025, S. 2975, would increase these maximum civil penalty amounts to $400,000 and $4,000,000, respectively.
Restrictions on drilling, completion, production or related activities intended to protect certain species of wildlife may adversely affect our ability to conduct drilling activities in some of the areas where we operate.
Natural gas and NGL operations in our operating areas can be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect migratory birds or various threatened or endangered species, such as those restrictions imposed under the ESA. Seasonal restrictions may limit our ability to operate in protected areas and can intensify competition for drilling rigs, oilfield equipment, services, supplies, and qualified personnel, which may lead to periodic shortages when drilling is allowed. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs. Permanent restrictions imposed to protect endangered species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. The designation of previously unprotected species as threatened or endangered in areas where we operate could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration, development, and production activities that could have an adverse impact on our ability to develop and produce our reserves. To the extent species are listed or re-designated under the ESA or similar state laws, or previously unprotected species are designated as threatened or endangered in areas where our properties are located, operations on those properties could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us to incur costs or take other measures which may materially impact our business or operations.
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
Effective March 15, 2021, the CFTC implemented its final rule concerning speculative position limits, adopting new and amended federal spot-month limits for 25 physical commodity derivatives. Under this rule, certain types of hedging transactions are exempt from these limits on the size of positions that may be held, provided that such hedging transactions satisfy the CFTC’s requirements for certain enumerated “bona fide hedging” transactions or positions.
The CFTC has also adopted final rules regarding aggregation of positions under which a party that controls the trading of, or owns 10% or more of the equity interests in, another party will have to aggregate the positions of the controlled or owned party with its own positions for purposes of determining compliance with position limits unless an exemption applies. The CFTC’s aggregation rules are now in effect. With the implementation of the final aggregation rules and adoption of the final CFTC position limits rules, our ability to execute our hedging strategies described above could be limited.
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
Changes in U.S. foreign trade policies, including the imposition of additional tariffs and other trade barriers, and efforts to withdraw from or materially modify international trade agreements, may materially and adversely affect our business, operations and financial condition.
U.S. foreign trade policy continues to evolve, and recent actions have resulted in the imposition of new and increased tariffs, as well as other trade barriers on the foreign import of certain materials and products. For example, in April 2025, the U.S. government announced a new tariff regime that included a 10% baseline tariff on most products imported from other countries and an additional individualized reciprocal tariff on the countries with which the U.S. has the largest trade deficits, including China. Since that time, the U.S. has expanded tariffs on key industrial inputs, including tariffs on steel and aluminum imports, and has at times announced, rescinded, modified and temporarily suspended multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Additionally, in August 2025, the U.S. Court of Appeals for the Federal Circuit ruled that many of the tariffs imposed under the Trump Administration exceed presidential authority and therefore are invalid, and in February 2026, the U.S. Supreme Court affirmed such decision. Following the ruling, the Trump Administration signed an executive order imposing a 10% “global tariff” and later indicated an intention to increase such “global tariff” to 15%, effective immediately, using presidential powers under certain U.S. trade laws. If implemented, such tariffs can remain in effect for up to 150 days, which may be extended by the U.S. Congress. The Trump Administration may continue to impose additional tariffs under other U.S. trade laws. Moreover, from time to time, certain leaders in the U.S. government, including in the Trump administration, have indicated a willingness to revise, renegotiate or terminate various existing bilateral and multilateral trade agreements. The uncertainty over such policies has caused volatility in commodity, capital and financial markets, increased concerns over domestic and global inflation and adversely impacted consumer confidence in the U.S. and worldwide. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for oil and natural gas.
Changes in tariffs and trade restrictions can be announced with little or no advance notice. We cannot predict what additional changes to trade policy or tariffs will be made by the Trump administration or Congress, including whether existing tariff policies will be maintained or modified, what materials or products may be subject to such policies or whether the entry into new bilateral or multilateral trade agreements, or the amendment or termination of existing trade agreements, will occur, nor can we predict the effects that any such changes would have on our business. However, such steps, if adopted, could increase our costs, disrupt supply chains, delay project timelines or otherwise adversely impact our business and operations.
In addition, changes in U.S. trade policy and tariffs have resulted, and could again result, in reactions from U.S. trading partners, including adopting responsive trade policies. For example, in response to the U.S. government’s additional tariff on imports from China, on February 4, 2025, the Chinese government announced that it would implement tariffs on certain goods being imported into China from the U.S. Similar responsive measures have been announced or implemented by other countries affected by U.S. trade actions. There can be no assurance that such changes in U.S. or foreign trade policy or tariffs or in laws and policies governing foreign trade, and any resulting negative sentiments or retaliatory trade practices towards the United States as a result of such changes, would not materially and adversely affect our business, financial condition and results of operations.
Risks Related to Our Relationship with Banpu and its Affiliates
Banpu is our controlling stockholder and exercises a significant influence over us, and investors' ability to influence matters requiring stockholder approval may be limited.
As of February 27, 2026, Banpu indirectly owns approximately 67.6% of our outstanding common stock. Our outstanding common stock is entitled to one vote per share. As a result of this ownership, Banpu has a significant influence on our affairs and its voting power constitutes a significant majority percentage of any quorum of our stockholders voting on any matter requiring the approval of our stockholders. Such matters include the election of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of mergers or the sale of all or substantially all of our assets. Banpu’s control or significant influence over us also may delay, defer, or prevent an acquisition by a third party or other change of control of our Company and may make some transactions more difficult or impossible without the support of Banpu, even if such events are in the best interests of our other stockholders.
In addition, under our Stockholders’ Agreement, as long as BNAC beneficially owns 10% or more of our voting stock, BNAC will be entitled to designate for nomination to our board of directors a number of individuals approximately proportionate to such beneficial ownership, provided that (i) from September 27, 2025 until the first date on which BNAC beneficially owns 50% or less of our voting stock, at least four board seats will not be BNAC designees, and (ii) from and after the first date on which BNAC beneficially owns 50% or less of our voting stock, a number of board seats equal to the minimum number of directors that would constitute a majority of the total number of directors comprising our board of directors will not be BNAC designees.
Further, if any person or group (other than Banpu and its controlled affiliates, excluding portfolio companies and operating companies) acquires 35% or more of our equity interests, or if any person or group acquires a greater percentage of our equity interests than are then held by Banpu and its controlled affiliates (excluding portfolio companies and operating companies of Banpu), such event will be an event of default under the RBL Credit Agreement, which may result in the amounts owed by us thereunder to become immediately due and payable. Further, if, any person or group (other than Banpu and its controlled affiliates) acquires more than 50% of our equity interests, unless Banpu and its controlled retain the right to appoint a majority of the directors of BKV Upstream Midstream, and Moody’s or S&P decreases their rating of the 2030 Senior Notes as a result thereof within 60 days, holders of the 2030 Senior Notes will be entitled to a require BKV Upstream Midstream to repurchase all or any part of that holder’s 2030 Senior Notes pursuant to an offer on the terms set forth in the indenture governing the 2030 Senior Notes.
Banpu also exercises significant influence over the BKV-BPP Cotton Cove Joint Venture and the BKV-BPP Power Joint Venture, each of which requires the consent of BPPUS for certain material actions. The BKV-BPP Cotton Cove Joint Venture is controlled by its six-member board of managers, four of whom are appointed by BKV dCarbon Ventures (our wholly-owned subsidiary) and two of whom are appointed by BPPUS. Of the three members appointed by us, none are employees of Banpu who also serve on our board of directors. For additional information, see “— Risks Related to Our CCUS Business — We operate the Cotton Cove Project through a joint venture that requires the consent of BPPUS for certain material actions.”
The BKV-BPP Power Joint Venture is controlled by its twelve-member board of managers (the “Power JV Board”), nine of whom are appointed by us and three of whom are appointed by BPPUS. For as long as BPPUS maintains an ownership interest in the BKV-BPP Power Joint Venture of at least 10%, consent from at least one member of the Power JV Board appointed by BPPUS will be required for certain specified actions as detailed in the BKV-BPP Power LLC Agreement. For additional information, see “— Risks Related to Our Power Generation Business — We operate our power generation business through a joint venture that requires the consent of BPPUS for certain material actions.”

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
Prior to our IPO on September 27, 2024, we relied on Banpu and its affiliates for the capital investments necessary to fund our business through loan proceeds and other contributions. Following this date, Banpu and its affiliates have no obligation to provide any additional funding, and instead, we expect to fund our capital expenditures for our upstream, midstream, and power businesses through cash flows from operations and from borrowings under our RBL Credit Agreement. We expect to fund the majority of our CCUS business from a variety of external sources, including contributions from our joint ventures with the Class B Member and BPPUS, project-based equity partnerships, debt financing, and federal grants, with the remaining capital needs being funded with cash flows from operations. Our future operating performance and ability to meet our debt service obligations will be affected by economic and capital market conditions, commodity prices, our results of operations, and other factors, many of which are beyond our control.
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
We are currently a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for and rely on exemptions from certain corporate governance requirements.
Banpu beneficially controls a significant majority of the voting power of our outstanding voting stock. Pursuant to our Stockholders’ Agreement, BNAC, through ownership interests in us held by BNAC, has certain rights to designate individuals for nomination to our board of directors. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:
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
We may not be able to resolve potential conflicts and disputes with Banpu and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated third party. Because we are controlled and significantly influenced by Banpu, we may not have the leverage to negotiate amendments to the arrangements governing the BKV-BPP Power Joint Venture or BKV-BPP Cotton Cove Joint Venture (if any are required) on terms as favorable to us as those we would negotiate with an unaffiliated third party. As a result of Banpu’s relationship with us, Banpu will have significant influence over our affairs and potentially those of the BKV-BPP Power Joint Venture and could exercise such influence in a manner that is not in the best interests of our stockholders.
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
Christopher Kalnin currently serves as a member of Banpu’s Executive Committee with responsibilities to Banpu to, among other things, manage all aspects of Banpu’s business in North America. Seven of our directors are employees of Banpu or its affiliates. In addition, most of our directors now own, or our officers and other directors may own in the future, capital stock or equity awards in Banpu or its affiliates. For certain of these individuals, their holdings of common stock or equity awards in Banpu or its affiliates may be significant compared to their total assets. Their position at Banpu or its affiliates and the ownership of capital stock or equity awards in Banpu or its affiliates creates, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for Banpu than for us. These decisions could include:
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
The BKV-BPP Joint Venture Transaction is a related party transaction, which may create actual or perceived conflicts of interest.
The BKV-BPP Joint Venture Transaction is considered a “Related Party” transaction pursuant to Rule 312.03 of the NYSE Listed Company Manual. BPPUS is a wholly-owned subsidiary of Banpu Power, which is a subsidiary of Banpu, and Banpu is the ultimate parent company of both BKV and BKV’s majority stockholder, BNAC. Although our board of directors implemented procedural safeguards, including the formation of a special committee consisting solely of independent and disinterested directors, these overlapping relationships may create the perception that the BKV-BPP Joint Venture Transaction was not negotiated at arm’s length. Such perceptions could lead to negative stockholder sentiment, potential claims, or increased regulatory scrutiny.
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
The repurchase of shares of our common stock will be at the discretion of management and subject to numerous factors.

In December 2025, our board of directors authorized a two-year share repurchase program pursuant to which the Company may repurchase from time to time shares of its common stock, for an aggregate purchase price of up to $100.0 million through open market purchases, block trades, 10b5-1 plans, or by means of privately negotiated purchases. However, the timing and total amount of any share repurchases will be determined at the discretion of management based on a variety of factors, including economic and market conditions, the stock price, the Company’s liquidity requirements and priorities, regulatory requirements, applicable legal requirements and other factors. The repurchase program does not obligate us to repurchase any specific number of shares and may be suspended, modified, or discontinued at any time at the discretion of our board of directors.
The agreements governing our indebtedness impose restrictions on dividend payments.
The RBL Credit Agreement and the indenture governing the 2030 Senior Notes contain, and any future debt agreement may contain, covenants that prohibit us from paying dividends on our common stock under certain circumstances. The RBL Credit Agreement permits BKV Upstream Midstream and its restricted subsidiaries to pay (a) dividends to their stockholders (including to BKV Corporation) in an amount not to exceed 100% of Distributable Free Cash Flow (as defined in the RBL Credit Agreement) if (1) the net leverage ratio on a pro forma basis is less than or equal to 2.00 to 1.00 and (2) the pro forma available commitments are greater than or equal to 20% of the Loan Limit, and (b) additional unlimited dividends to their stockholders (including to BKV Corporation) if (1) the net leverage ratio (as defined in the RBL Credit Agreement) on a pro forma basis is less than or equal to 1.75 to 1.00 and (2) the pro forma available commitments are greater than or equal to 25% of the Loan Limit (as defined in the RBL Credit Agreement), in each case, subject to no default, event of default or borrowing base deficiency under the RBL Credit Agreement. The indenture governing the 2030 Senior Notes permits BKV Upstream Midstream and its restricted subsidiaries to pay (a) unlimited dividends to their stockholders (including to BKV Corporation) if (1) the consolidated net leverage ratio (as defined in the indenture governing the 2030 Senior Notes) on a pro forma basis is less than or equal to 1.00 to 1.00 and (2) other dividends to their stockholders (including to BKV Corporation) in an amount not to exceed 25.0% of BKV Upstream Midstream’s Consolidated EBITDAX (as defined in the indenture governing the 2030 Senior Notes) for the most recently ended four full fiscal quarters, so long as, after giving pro forma effect to the payment of any such dividend, the consolidated net leverage ratio is no greater than 1.25 to 1.00, in each case, subject to no default or event of default under the indenture governing the 2030 Senior Notes. There can be no assurance that we will generate sufficient cash flow to permit us to reduce leverage and pay dividends in compliance with the RBL Credit Agreement, the indenture governing the 2030 Senior Notes, or any other debt agreement.
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
As of December 31, 2024, a material weakness existed in our internal control over financial reporting. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
We did not design and maintain effective controls related to the accounting for income taxes, which were not designed at a sufficient level of precision or rigor to prepare and review the tax rate reconciliation, return to provision, income tax provision, related income tax assets and liabilities, and disclosures in the consolidated financial statements. This material weakness resulted in audit adjustments to income tax benefit, income taxes payable to related party, and deferred tax assets and liabilities in the consolidated financial statements as of December 31, 2021 and for the year then ended.
During the year ended December 31, 2025, we remediated this material weakness related to the accounting for our income taxes primarily by designing and implementing additional internal controls, including those related to the preparation and review of the income tax rate reconciliation, return to provision, income tax provision, related income tax assets and liabilities, and income tax disclosures. Although we believe we addressed the internal control deficiencies that led to this material weakness, the measures we have taken may not be effective.
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
• the requirement that the affirmative vote of the holders of at least 66 2∕3% in voting power of all the then-outstanding shares of our stock be obtained to amend and restate our existing bylaws or to remove directors;
• the requirement that the affirmative vote of the holders of at least 66 2∕3% in voting power of all the then-outstanding shares of our stock (or, if approved by at least 60% of our board of directors, a majority in voting power of all the then-outstanding shares of our stock) be obtained to amend our certificate of incorporation; and
• providing that the board of directors is expressly authorized to make, repeal, alter, amend, and rescind our bylaws.
In addition, the existence of significant stockholders, such as our sponsor, Banpu, and its affiliates, may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of the Company. Banpu is the ultimate parent company of BPPUS and BNAC and, as a result, Banpu's concentration of stock ownership increased upon the issuance of 5,315,390 shares of common stock issued to BPPUS in connection with the closing of the BKV-BPP Power Joint Venture Transaction. Moreover, Banpu’s concentration of stock ownership in us may adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with a significant stockholder.
Future sales of our common stock in the public market, or the perception that such sales may occur, could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.
As of February 27, 2026, Banpu, the ultimate parent of BPPUS and BNAC, is the indirect beneficial owner of 69,193,004 shares of common stock, representing approximately 67.6% of our total outstanding common stock, and management, directors, and other employee and non-employee stockholders, collectively, own 33,095,073 shares of common stock, representing approximately 32.4% of our total outstanding common stock.
In addition, our Stockholders’ Agreement provides BNAC and its affiliates with the right, in certain circumstances, to require us to register their shares of our common stock constituting registrable securities under the Securities Act for sale into the public markets. In accordance with the registration rights granted to BNAC, on October 1, 2025, we filed a resale registration statement on Form S-3 to register the offer and sale of 63,877,614 shares of common stock owned by BNAC, and subsequently amended the resale registration statement on November 25, 2025. As of the date of this Annual Report on Form 10-K, no shares of our common stock have been sold by BNAC pursuant to that resale registration statement.
In connection with the closing of the Bedrock Acquisition, we entered into a Registration Rights Agreement with Bedrock Energy Partners, LLC ("Bedrock Energy Partners"), pursuant to which we agreed to, among other things, provide

Bedrock Energy Partners with certain demand and piggyback registration rights for the 5,233,957 shares of common stock received in the Bedrock Acquisition, subject to customary cutbacks, blackout periods, and other limitations.
In accordance with the registration rights granted to Bedrock Energy Partners, on December 23, 2025, we filed an automatic shelf registration statement on Form S-3 to register the offer and sale of 5,233,957 shares of our common stock owned by Bedrock Energy Partners. As of the date of this Annual Report on Form 10-K, no shares of our common stock have been sold by Bedrock Energy Partners pursuant to that resale registration statement.
In connection with the closing of the BKV-BPP Power Joint Venture Transaction, we also entered into a Registration Rights Agreement with BPPUS, pursuant to which BPPUS received certain demand and piggyback registration rights for the 5,315,390 shares of common stock issued to BPPUS in the BKV-BPP Power Joint Venture Transaction, subject to a 180-day lock-up and customary cutbacks, blackout periods and other limitations.
We also may, in the future, issue additional shares of common stock as some or all of the consideration for future transactions. Furthermore, we may issue additional shares of common stock or convertible securities in subsequent public offerings. We cannot predict the size of future issuances of our common stock or securities convertible into common stock or the effect, if any, that future issuances of our common stock will have on the market price of our common stock. Issuances of substantial amounts of our common stock or sales of shares owned by Banpu and other stockholders, or the perception that such issuances or sales could occur, may adversely affect prevailing market prices of our common stock.
Our common stock does not entitle the holders thereof to preemptive rights to buy shares from us. As a result, stockholders will not have the automatic ability to avoid dilution in their percentage ownership of us.
Terms of subsequent financings or the issuance of preferred stock may adversely impact stockholder equity.
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
The price of our common stock has fluctuated substantially and may fluctuate substantially in the future.
The market price of our common stock has experienced volatility and may fluctuate significantly in response to a number of factors, many of which we cannot predict or control, including supply of and demand for natural gas and NGLs and the prices of natural gas and NGLs, the level of global drilling, exploration and production activities, general market and economic conditions, disruptions, downgrades, credit events and perceived problems in the credit markets; actual or anticipated variations in our operating results; changes in our investments or asset composition; write-downs or perceived credit or liquidity issues affecting our assets; market perception of our business and our assets; reports by industry analysts; changes in our financial guidance or negative announcements by our customers, competitors or suppliers regarding their own performance; our level of indebtedness or adverse market reaction to any indebtedness that we may incur in the future; our ability to raise capital on favorable terms or at all; loss of any major funding source; additions or departures of our executive officers or key personnel; changes in market valuations of similar companies; and speculation in the press or investment community.
Securities markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Any broad market fluctuations may adversely affect the trading price of our common stock.
Our ability to utilize U.S. net operating loss and Section 163(j) carryforwards to reduce future U.S. taxable income could be limited.
We and our subsidiaries have U.S. NOL and Section 163(j) interest expense carryforwards for U.S. federal income tax purposes. Our ability to utilize such NOL and Section 163(j) interest expense carryforwards would be limited under Section 382 of the Code (“Section 382”), if we experience an “ownership change,” which generally will occur if the direct or indirect ownership of our stock by one or more stockholders or groups of stockholders that are deemed to own at least 5% of our stock cumulatively increases by more than 50 percentage points at any time during a rolling three-year period. As of December 31, 2025, we do not believe that our NOL and Section 163(j) interest expense carryforwards are currently subject to the limits of Section 382. However, future issuances of our stock or the capital stock of Banpu and other sales or exchanges of our stock or the capital stock of Banpu could trigger an ownership change and, thus, a limitation on our ability to utilize NOL carryforwards under Section 382. Such limitation could result in an increase in our U.S. federal income tax liability.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Our processes are designed to identify, assess, and manage cybersecurity risks that could be material to the Company, including risks that could compromise sensitive information, disrupt data or systems, or jeopardize the security of facilities and infrastructure, including third-party processing plants and pipelines.
Managing Material Risks & Integrated Overall Risk Management
We have strategically integrated cybersecurity risk management into our broader enterprise risk management framework to promote a company-wide culture of cyber risk awareness. Our cybersecurity risk management program is supported by a senior technology advisor and the Senior Director of Cybersecurity who work closely with our information technology (“IT”) department to continuously evaluate and address cybersecurity risks in alignment with business objectives, operational needs, and industry-accepted standards, such as the Center for Internet Security (CIS) Critical Security Controls, National Institute of Standards and Technology (NIST) frameworks, and the North American Electric Reliability Corporation (NERC) standards.
We have processes and procedures in place to monitor the prevention, detection, mitigation, and remediation of cybersecurity risks. These include but are not limited to:

• Maintaining and regularly updating a defined and practiced incident response plan (“IRP”);
• Maintaining cyber insurance coverage;
• Employing appropriate incident prevention and detection software, such as antivirus, anti-malware, firewall, endpoint detection, and identity and access management;
• Executing scheduled, recurring server and infrastructure vulnerability management and patching processes;
• Maintaining a defined disaster recovery policy with backup/disaster recovery software;
• Educating, training, and testing employees on information security practices and identification of potential cybersecurity risks and threats; and
• Ensuring familiarity and compliance with cybersecurity frameworks.
Engaging Third Parties on Risk Management
Recognizing the complexity and evolving nature of cybersecurity risk, we engage with external experts, including, but not limited to, the Cybersecurity Operations Center (“CSOC”) team to evaluate, monitor, and test our cyber management systems, and to respond to cyber risks. Our third-party CSOC team provides 24-hour monitoring to detect and respond to suspicious activity in real time. Our collaboration with third parties includes audits, threat and vulnerability assessments, IRP testing, company-wide monitoring of cybersecurity risks, and consultation on security enhancements. Third-party experts have assisted us in conducting cross-functional tabletop exercises, IT and operational technology network penetration assessments, and periodically scheduled cybersecurity risk discussions to develop comprehensive identified vulnerability remediation plans.
Managing Third Party Risk
Our cybersecurity approach assesses and manages the risks associated with the use of vendors, service providers, and other third parties that provide information system services, process information on our behalf, or have access to our information systems. BKV maintains ongoing monitoring to support continuous compliance with our cybersecurity standards and requirements, and regularly updates and patches third-party applications and tools when vulnerabilities are discovered.
Risks from Cybersecurity Incidents
As of March 6, 2026, we have not experienced any material cybersecurity incidents and we are not aware of any cybersecurity risks that are reasonably likely to materially affect the Company, its operations, or financial standing. For additional information about cybersecurity risks associated with our business, see Item 1A, “Risk Factors.”
Governance
Risk Management Personnel
We have an enterprise risk committee that includes our executive leadership team and other senior members within our legal, IT, finance and accounting, and operational departments, which oversees our operational, strategic, and corporate-level risks, including risk management.
Our comprehensive cybersecurity risk management is led by a senior technology advisor, who brings over 40 years of extensive experience in information technology and over 35 years in the oil and gas industry leading large, complex global technology operating environments. The senior technology advisor works closely with executive management and the Senior Director of Cybersecurity to provide strategic oversight and guidance on cybersecurity risk management. The senior technology advisor and Senior Director of Cybersecurity, who brings over 30 years of cybersecurity and compliance experience in the oil and gas and mining industries as a Certified Information Systems Security Professional (CISSP) and Certified Information Systems Auditor (CISA) in large complex global information technology operating environments, play key roles in assessing, monitoring, and managing the Company's cybersecurity risks. The senior technology advisor and Senior Director of Cybersecurity are supported by our IT department and CSOC. These stakeholders meet monthly to review the current risk trends, vulnerability and threat landscape, improvement programs, and an overall baseline scorecard over our cybersecurity risk. Our cybersecurity team continually conducts extensive reviews of our systems, networks, and data infrastructure to identify potential cybersecurity threats and vulnerabilities and implements systems and tools to remediate perceived risks. These tools are designed to prevent and detect activities or events that could pose a cybersecurity risk to our business and also enable the Company to quickly respond and recover from any potential cybersecurity event.
Monitor Cybersecurity Incidents

The senior technology advisor and Senior Director of Cybersecurity are continually informed and updated about the latest developments in cybersecurity, including emerging threats and innovative risk management techniques. Through the aid of the Company's CSOC, processes are implemented for 24/7/365 monitoring of our information systems and ongoing cybersecurity threat assessment. The deployment of advanced security measures, regular system audits to identify potential vulnerabilities, and periodic cyber assessment exercises support these programmatic efforts. In the event of a cybersecurity incident, the Company is equipped with a defined and practiced IRP. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.
Board of Director Oversight
Our Audit & Risks Committee provides oversight of cybersecurity risk in connection with BKV's comprehensive cybersecurity strategy and receives regular quarterly updates on our ongoing assessment of cybersecurity risks, threats, and data security programs to prevent and detect breaches and attacks against us. The senior technology advisor and other experts, as necessary, provide the Audit & Risks Committee quarterly cybersecurity updates and risk discussions that encompass a broad range of topics, including but not limited to:
•Current cybersecurity threat landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from unique cybersecurity events, including those of other companies;
•Compliance status and efforts with regulatory requirements and industry standards; and
•Benchmarked data on the performance of certain aspects of our cybersecurity program relative to our peers.
The Audit & Risks Committee meets quarterly to discuss areas that are potentially high risk to the Company.
ITEM 2. PROPERTIES
Information regarding our properties is included in Item 1. “Business” and in Note 20 - Supplemental Oil and Gas Disclosures (unaudited) incorporated herein.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be subject to various claims, title matters, and legal proceedings arising in the ordinary course of business, including environmental contamination claims, personal injury and property damage claims, claims related to joint interest billings and other matters under natural gas operating agreements, and other contractual disputes. While the outcome and impact on the Company cannot be predicted with certainty, we believe that our ultimate liability with respect to any such matters will not have a significant impact or material adverse effect on our financial positions, results of operations or cash flows. Our results of operations and cash flows, however, could be significantly impacted in the reporting periods in which such matters are resolved.
The information with respect to this Item 3. “Legal Proceedings” is set forth in Item 8 of Part II, Financial Statements and Supplementary Data, in Note 16 - Commitments and Contingencies incorporated herein.
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
On February 27, 2026, the closing price of our common stock was $31.33 and we had approximately 50 stockholders of record, excluding stockholders for whom shares are held in “nominee” or “street” name.
Dividends
We currently do not pay a fixed cash dividend to holders of our common stock. Our dividend policy is under consideration by our board of directors. Any future determination related to our dividend policy will be made at the sole discretion of our board of directors after considering our general economic and business conditions, including our financial condition and results of operations, capital requirements, restrictions under our indebtedness, potential acquisition opportunities and other current and anticipated cash needs, and any other factors our board of directors deems relevant.
Securities Authorized for Issuance Under Equity Compensation Plans
Information required by this item is incorporated by reference to our 2026 Proxy Statement, as defined in Part III, Item 10 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
On December 18, 2025, our board of directors authorized a two-year share repurchase program (the "Share Repurchase Program"), pursuant to which we may repurchase, from time to time, shares of our common stock for an aggregate purchase price of up to $100.0 million through open market purchases, block trades, 10b5-1 plans, or by means of privately negotiated purchases, in each case subject to compliance with the applicable provisions of federal and state securities laws and regulations, including Rule 10b-18 under the Exchange Act.
The timing and total amount of any share repurchases will be determined at the discretion of our management based on a variety of factors, including economic and market conditions, the stock price, our liquidity requirements and priorities, regulatory requirements, applicable legal requirements, and other factors. The repurchase program does not obligate us to repurchase any specific number of shares and may be suspended, modified, or discontinued at any time at the discretion of our board of directors. Share repurchases are expected to be funded through available cash or borrowings under our existing reserve-based lending agreement. We made no purchases of common stock under the Share Repurchase Program during the three and twelve months ended December 31, 2025.
Stock Performance Graph
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filings.
The performance graph below illustrates changes over the period of September 26, 2024 through December 31, 2025, in cumulative total stockholder return on our common stock as measured against the cumulative total return of the S&P Small Cap 600, the S&P Oil & Gas Exploration and Production Index, and a customized peer group. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends for the index securities) from September 26, 2024 through December 31, 2025.

$160
$140
$120
$100
$80
9/26/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
BKV Corporation
S&P Small Cap 600 Index
S&P Oil & Gas Exploration & Production Index
2024 Self-Constructed Peer Group

	9/26/2024	9/30/2024	12/31/2024	3/31/2025	6/30/2025	9/30/2025	12/31/2025
BKV Corporation	$100	$102	$132	$117	$134	$129	$151
S&P Small Cap 600	100	101	100	91	95	103	104
S&P 1500 Oil & Gas Exploration & Production	100	103	104	111	100	100	100
Self-Constructed Peer Group (1)	100	104	125	130	139	128	134
_________________________________
(1) The Self-Constructed Peer Group includes the following companies: EQT Corporation, Range Resources Corporation, Gulfport Energy Corporation, Expand Energy Corporation, and CNX Resources Corporation.

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
Overview
We are a forward-thinking, growth-driven energy company focused on creating long-term risk-adjusted stockholder value through the development of natural gas producing assets, the ownership and operation of natural gas-fired power generation assets, and selective accretive acquisitions. Our core businesses are the production of natural gas and the generation of natural gas-fired power from our owned and operated assets, supported by a closed-loop strategy enabled by our upstream, midstream, power, and CCUS businesses.
Our operations are supported by four business lines: natural gas production, natural gas midstream, power generation, and CCUS. Our operating approach is designed around a closed-loop model that aligns these business lines to support cost efficiency, commercial optimization, and operational reliability across the value chain. Through this approach, we retain operational control over the production, transportation, and processing of natural gas and provide multiple platforms for disciplined capital deployment, while meeting growing demand for low carbon natural gas and power.
For example, in the Barnett Shale, natural gas produced from our upstream assets is gathered and transported in part through our midstream systems. In November 2023, we commenced sequestration operations at our first CCUS project, and we currently expect our second and third CCUS projects to commence sequestration activities in the first and second quarter of 2026 with additional CCUS growth opportunities beyond 2026. Further, we are pursuing a power growth strategy that aligns with both our natural gas and CCUS businesses.
As part of our ongoing operations, we expect our owned and operated upstream and natural gas midstream businesses to achieve net-zero Scope 1 and Scope 2 greenhouse gas emissions during the early 2030s and net-zero Scope 1, Scope 2, and Scope 3 emissions by the late 2030s.
We believe our business model, experienced management team, and disciplined technology-enabled operations support our ability to create long-term, risk-adjusted stockholder value.
Recent Developments
•Equity Offering. On December 3, 2025, we completed an underwritten public offering of 6,900,000 shares of common stock for net proceeds of $170.1 million (the "2025 Equity Offering"). We used the net proceeds from the 2025 Equity Offering to fund the cash consideration for the BKV-BPP Power Joint Venture Transaction and related expenses. For additional information, see Note 1 - Business and Basis of Presentation and Note 13 - Stockholders' Equity and Mezzanine Equity.
•BKV-BPP Power Joint Venture Transaction. On January 30, 2026, we completed the previously announced BKV-BPP Power Joint Venture Transaction for aggregate consideration consisting of $115.1 million in cash and 5,315,390 shares of our common stock. We funded the cash consideration with a combination of cash on hand and the net proceeds from the 2025 Equity Offering. Following the closing of the transaction, the BKV-BPP Power Joint Venture is owned 75% by BKV and 25% by BPPUS, and the financial results of BKV-BPP Power will be consolidated into our financial statements. For additional information, see Note 14 - Investments and Note 19 - Subsequent Events.
Operational and Financial Highlights
Below are some highlights of our operating and financial results for the year ended December 31, 2025.
•Production of natural gas, NGLs, and oil was 305.0 Bcfe, or 835.5 MMcfe/d.
•Average realized product prices, excluding the impact of settled derivatives, were $2.81 per Mcfe.

•Production revenues were $857.6 million and midstream revenues were $10.5 million.
•Lease operating expense was $145.6 million, or $0.48 per Mcfe.
•Net income attributable to BKV was $173.1 million.
•Net cash provided by operating activities was $242.7 million.
•Accrued capital expenditures were $318.5 million.
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
Production Volumes.
The following table presents our historical production volumes for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Production Data
Natural gas (MMcf)	242,935	228,682	249,766
NGLs (MBbls)	10,181	9,858	10,554
Oil (MBbls)	159	96	119
Total volumes (MMcfe)	304,975	288,406	313,804
Average daily total volumes (MMcfe/d)	835.5	788.0	859.7
Impact of Acquisition and Joint Venture Transactions. Our financial condition and results of operations for the periods presented were impacted by acquisitions and joint venture transactions completed during 2025, which changed the scale, composition, and ownership structure of our operations.
In May 2025, as part of our CCUS business strategy, we partnered with the Class B Member to form the BKV-CIP Joint Venture, and beginning in the third quarter of 2025, we consolidated the BKV-BPP Cotton Cove Joint Venture. These transactions resulted in changes to the accounting treatment of certain assets and results, including the recognition of noncontrolling interests and fair value adjustments, further affecting comparability across periods.
In September 2025, we completed the Bedrock Acquisition, with an economic effective date of July 1, 2025. The acquisition significantly expanded our asset base in the Barnett with low-decline proved developed producing reserves, resulting in higher production volumes, revenues, operating expenses, depreciation, depletion and amortization, and asset retirement obligations beginning in the third quarter of 2025. Because the acquired assets were not owned for a full period, results for 2025 are not comparable to prior periods. In addition, the consideration paid, including cash, common stock, and repayment of indebtedness, affected our liquidity, leverage, and weighted-average shares outstanding.
As a result of these transactions, our historical operating, financial, and reserve data may not be comparable between periods presented in this Annual Report on Form 10-K.
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

	Year Ended December 31,
	2025	2024	2023
Average prices
Natural gas ($/Mcf)
Average NYMEX Henry Hub price	$3.43	$2.27	$2.74
Average natural gas realized price (excluding derivatives)	$2.78	$1.69	$2.04
Average natural gas realized price (including derivatives) (1)	$2.75	$2.10	$2.23
Differential	$(0.65)	$(0.58)	$(0.70)
NGLs ($/Bbl)
Average NGL realized price (excluding derivatives)	$17.00	$16.79	$17.80
Average NGL realized price (including derivatives) (1)	$16.84	$17.19	$17.55
Oil ($/Bbl)
Average oil realized price	$59.50	$68.81	$70.97
High and low daily spot prices
Oil ($/Bbl)
High NYMEX WTI	$80.73	$87.69	$93.67
Low NYMEX WTI	$55.44	$66.73	$66.61
Natural gas ($/Mcf)
High NYMEX Henry Hub	$9.86	$13.20	$3.78
Low NYMEX Henry Hub	$2.65	$1.21	$1.74
___________________________________
(1)Impact of derivatives prices excludes $13.3 million and $46.7 million of gains on derivative contract terminations for the years ended December 31, 2024 and 2023, respectively.
Results of Operations
Comparison of the Year Ended December 31, 2025 and 2024
Operating Revenues and Operating Income
Our operating revenues and other income from operations include the revenues from the sale of natural gas, NGLs, and oil, midstream revenues, gains and losses on our derivative contracts and on the sales of our business and assets, marketing revenues, Section 45Q tax credits, related party revenues, and other income from operations. The following table provides information on our revenues and other operating income for the periods presented:

	Year Ended December 31,
(in thousands, other than percentages)	2025	2024	$ Change	% Change
Revenues
Natural gas revenues	$675,078	$385,456	$289,622	75%
NGL revenues	173,059	165,508	7,551	5%
Oil revenues	9,460	6,606	2,854	43%
Midstream revenues	10,456	12,560	(2,104)	(17)%
Derivative gains (losses), net	105,081	(34,152)	139,233	*
Marketing revenues	12,304	10,668	1,636	15%
Gain on sale of business	—	7,080	(7,080)	(100)%
Gains (losses) on sales of assets, net	(1,805)	3,523	(5,328)	*
Section 45Q tax credits	11,752	14,021	(2,269)	(16)%
Related party revenues	1,760	3,080	(1,320)	(43)%
Other	11,664	6,631	5,033	76%
Total revenues and other operating income	$1,008,809	$580,981
*Percentage not meaningful

Natural Gas Revenues
Our natural gas revenues increased by $289.6 million, or 75%, to $675.1 million for the year ended December 31, 2025, from $385.5 million for the year ended December 31, 2024. The impact of commodity price increases, excluding the effect of derivative settlements, provided a $265.6 million increase in year-over-year revenues (calculated as the change in the year-over-year average price times current year's production volumes). The increase was also due to higher production volumes during the year ended December 31, 2025, which accounted for a $24.0 million increase in year-over-year revenues (calculated as the change in year-over-year volumes times the prior year's average price).
NGL Revenues
Our NGL revenues increased by $7.6 million, or 5%, to $173.1 million for the year ended December 31, 2025, from $165.5 million for the year ended December 31, 2024. The increase was due to higher production volumes during the year ended December 31, 2025, which accounted for a $5.5 million increase in year-over-year revenues (calculated as the change in year-over-year volumes times the prior year's average price). The increase was also due to the impact of commodity price increases, excluding the effect of derivative settlements, which accounted for a $2.1 million increase in year-over-year revenues (calculated as the change in the year-over-year average price times current year's production volumes).
Oil Revenues
Our oil revenues increased by $2.9 million, or 43%, to $9.5 million for the year ended December 31, 2025, from $6.6 million for the year ended December 31, 2024. The increase was due to higher production volumes during the year ended December 31, 2025, which accounted for a $4.4 million increase in year-over-year revenues (calculated as the change in year-over-year volumes times the prior year's average price). The increase was offset by the impact of commodity price decreases, excluding the effect of derivative settlements, which accounted for a $1.5 million decrease in the year-over-year revenues (calculated as the change in the year-over-year average price times current year's production volumes).
Midstream Revenues
Our midstream revenues decreased by $2.1 million, or 17%, to $10.5 million for the year ended December 31, 2025, from $12.6 million for the year ended December 31, 2024. This decrease was primarily due to the divestiture of Chaffee of $2.0 million as we sold our Repsol Midstream Interest in connection with this sale.
Derivative Gains (Losses), Net
For the year ended December 31, 2025, we had net realized and unrealized gains on derivative contracts of $105.1 million compared to net realized and unrealized losses on derivative contracts of $34.2 million for the year ended December 31, 2024. The increase in gains for the year ended December 31, 2025 was primarily attributable to our open derivative positions, which were in more of an unrealized gain position of $113.2 million, compared to an unrealized loss position of $146.7 million for the year ended December 31, 2024, The increase in unrealized gains for the year ended December 31, 2025 reflected decreases in the forward curve of natural gas prices relative to December 31, 2024, whereas the prior year period reflected increases in the forward curve of natural gas prices compared to December 31, 2023. The increased gains on our derivative contracts were also offset by realized losses of $8.1 million during the year ended December 31, 2025, compared to realized gains of $112.5 million during the year ended December 31, 2024, which were due to higher natural gas prices settled in the current period compared to the same period in the prior year.
Marketing Revenues
Our marketing revenues are derived under our marketing agreement with a third party pursuant to which we receive a fixed percentage of all net income realized in the resale of our and other producers’ hydrocarbons. Our marketing revenues increased by $1.6 million to $12.3 million for the year ended December 31, 2025 from $10.7 million for the year ended December 31, 2024. The increase in marketing revenues during the year ended December 31, 2025 was primarily due to a higher pricing environment compared to the year ended December 31, 2024.
Gain on Sale of Business
For the year ended December 31, 2025, we did not sell any businesses or subsidiaries. For the year ended December 31, 2024, we sold our wholly-owned subsidiary, Chaffee, for $104.4 million, net of third-party transaction costs. The assets sold had an approximate carrying value of $97.3 million, which resulted in a gain on the sale of Chaffee of $7.1 million.
Gains (Losses) on Sales of Assets, Net
For the year ended December 31, 2025, we recognized a loss of $1.8 million on sales of assets compared to a gain of $3.5 million on sales of assets during the year ended December 31, 2024. During the year ended December 31, 2025, we wrote-down our Bridgeport office building by $2.4 million to its sale price of $5.5 million. This was offset by other property and equipment sold for $1.3 million in proceeds, which resulted in a gain on sale of these assets of $0.6 million. For the year ended December 31, 2024, we sold other properties for $5.0 million in proceeds, which resulted in a gain on the sale of these properties of $3.5 million.
Section 45Q Tax Credits
Our Section 45Q tax credits relate to CO2 waste sequestration activities associated with our Barnett Zero Project. Our Section 45Q tax credits decreased by $2.3 million, or 16%, to $11.8 million for the year ended December 31, 2025, from $14.0 million for the year ended December 31, 2024. This decrease was due to lower volumes of CO2 waste sequestered during the year ended December 31, 2025, reflecting routine fluctuations in activity levels that occur as part of our normal operations.
Related Party Revenues
Our related party revenues were $1.8 million for the year ended December 31, 2025, compared to $3.1 million for the year ended December 31, 2024. The decrease of $1.3 million, or 43%, in related party revenues was due to a decrease in operating fee income with BKV-BPP Power, attributable to lower contracted rates.
Other Revenue
Other revenues, which primarily includes the sale of third party gas, was $11.7 million for the year ended December 31, 2025 compared to $6.6 million for the year ended December 31, 2024. The year-over-year increase was primarily due to an increase in gas prices and contracted rates.
Operating Expenses
Our operating expenses reflect costs incurred in the development, production and sale of natural gas, NGLs, and oil. The following table provides information on our operating expenses:

	Year Ended December 31,
(in thousands, other than percentages and average costs)	2025	2024	$ Change	% Change
Operating expenses
Lease operating and workover	$152,873	$136,991	$15,882	12%
Taxes other than income	50,762	35,009	15,753	45%
Gathering and transportation costs	250,849	222,391	28,458	13%
Depreciation, depletion, amortization, and accretion	157,464	217,533	(60,069)	(28)%
General and administrative	124,355	104,473	19,882	19%
Other	54,893	19,385	35,508	*
Total operating expense	$791,196	$735,782
Average costs per Mcfe
Lease operating and workover	$0.50	$0.47	$0.03	6%
Taxes other than income	0.17	0.12	0.05	42%
Gathering and transportation costs	0.82	0.77	0.05	6%
Depreciation, depletion, amortization, and accretion	0.52	0.75	(0.23)	(31)%
General and administrative	0.41	0.36	0.05	14%
Other	0.18	0.07	0.11	*
Total	$2.60	$2.54
*Percentage not meaningful
Lease Operating and Workover
The following table summarizes our components of lease operating expenses for the periods presented:

	Year Ended December 31,
	2025		2024		$ Change	% Change
(in thousands, other than percentages and average costs)	Amount	Per Mcfe	Amount	Per Mcfe

Lease operating expenses	$145,631	$0.48	$132,317	$0.46	$13,314	10%
Workover expenses	7,242	0.02	4,674	0.01	2,568	55%
Total lease operating and workover expense	$152,873	$0.50	$136,991	$0.47	$15,882	12%
Lease operating and workover expenses were $152.9 million, or $0.50 per Mcfe, for the year ended December 31, 2025, an increase of $15.9 million, or 12%, from $137.0 million, or $0.47 per Mcfe, for the year ended December 31, 2024. The increase was primarily attributable to $9.2 million of lease operating and workover expenses associated with BKV Barnett II, which was acquired in connection with the Bedrock Acquisition in September 2025. In addition, lease operating and workover expenses increased due to higher project activity related to our Pad of the Future program of $5.0 million and higher vehicle expenses of $1.0 million during 2025. In addition, during the year ended December 31, 2024, we received a credit of $1.5 million for a water sharing agreement that related to 2023. These increases were partially offset by lower compression and water expenses of $1.5 million and favorable timing of inspection fees of $0.6 million during the year ended December 31, 2025, compared to the year ended December 31, 2024.
Taxes Other Than Income
Taxes other than income were $50.8 million, or $0.17 per Mcfe, for the year ended December 31, 2025, which was an increase of $15.8 million, or 45%, from $35.0 million, or $0.12 per Mcfe, for the year ended December 31, 2024. The increase in taxes other than income during the year ended December 31, 2025, compared to 2024, was due to increases in production taxes of $16.0 million in the Barnett, which includes increases of $1.6 million in production taxes from the BKV Barnett II from the Bedrock Acquisition, and increases of $0.6 million in severance taxes related to our NEPA natural gas properties. BKV Barnett II also incurred $0.5 million of ad valorem taxes during the year ended December 31, 2025. This was offset by decreases in ad valorem and property taxes associated with our operations in the Barnett of $1.4 million. Certain ad valorem and production taxes are not applicable to our NEPA properties.
Gathering and Transportation
Gathering and transportation expenses were $250.8 million, or $0.82 per Mcfe, for the year ended December 31, 2025, which was an increase of $28.5 million, or 13%, from $222.4 million, or $0.77 per Mcfe, for the year ended December 31, 2024. This increase was primarily attributable to higher natural gas and NGL production, which increased gathering and transportation expenses by $21.2 million, including an increase of $6.9 million related to production from BKV Barnett II. In addition, higher gathering and transportation rates for natural gas and NGLs of $8.5 million contributed to the increase in gathering and transportation expenses. This was offset by a $1.3 million decrease in gathering costs associated with our midstream business.
Depreciation, Depletion, Amortization, and Accretion
Depreciation, depletion, amortization, and accretion was $157.5 million, or $0.52 per Mcfe, for the year ended December 31, 2025, which was a decrease of $60.1 million, or 28%, from $217.5 million, or $0.75 per Mcfe, for the year ended December 31, 2024. The decrease in depreciation, depletion, amortization, and accretion during the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to a depletion rate adjustment in 2025, which was driven by higher reserves.
General and Administrative
General and administrative expenses were $124.4 million, or $0.41 per Mcfe, for the year ended December 31, 2025, which was an increase of $19.9 million, or 19%, from $104.5 million, or $0.36 per Mcfe, for the year ended December 31, 2024. The increase in general and administrative expenses during the year ended December 31, 2025, compared to the year ended December 31, 2024, was due to increases from Company-wide growth initiatives of $10.1 million in contract labor, employee-based compensation, and employee expenses, $7.2 million in consulting and information technology-related expenses, and $2.3 million in severance costs.
Other Operating Expenses
Other operating expenses were $54.9 million, or $0.18 per Mcfe, for the year ended December 31, 2025, which was an increase of $35.5 million, from $19.4 million, or $0.07 per Mcfe, for the year ended December 31, 2024. The increase was primarily driven by acquisition and transaction-related costs, including $15.8 million of integration costs associated with the Bedrock Acquisition, $5.5 million of costs and fees related to CCUS transactions, and $1.5 million in transaction costs incurred in connection with the BKV-BPP Power Joint Venture Transaction. In addition, other operating expenses increased due to a $6.0 million increase in gas purchases resulting from higher volumes and natural gas prices, a $5.6 million write-off related to an enterprise resource planning system, a $1.7 million increase in legal matters, and $1.5 million in project write-offs. These increases were partially offset by $2.0 million of waste emissions costs accrued in 2024 under the Inflation Reduction Act that were not accrued in 2025 due to changes in the regulatory environment.
Other Income (Expense)
Gains on contingent consideration liabilities. For the year ended December 31, 2024, we recognized a gain on contingent consideration liabilities accruing as an earnout obligation under the purchase agreements executed in connection with the Devon Barnett Acquisition and the Exxon Barnett Acquisition. The gain on contingent consideration liabilities was $9.7 million for the year ended December 31, 2024, consisting of a gain of $7.5 million and a gain of $2.2 million from the Devon Barnett Acquisition and the Exxon Barnett Acquisition, respectively. The contingent consideration provisions under these purchase agreements expired in 2024.
Earnings (losses) from equity affiliate. Earnings from our equity affiliate was $14.9 million for the year ended December 31, 2025, which was an increase of $4.5 million, from $10.4 million for the year ended December 31, 2024. Earnings from our equity affiliate is related to our investment in, and our proportionate share in the income or losses of the BKV-BPP Power Joint Venture.
Loss on early extinguishment of debt. Loss on early extinguishment of debt was $13.9 million for the year ended December 31, 2024, in connection with the early termination of our Term Loan Credit Agreement and Revolving Credit Agreement that took place in June 2024.
Interest expense. Interest expense was $28.6 million for the year ended December 31, 2025, which was a decrease of $16.9 million, from $45.6 million for the year ended December 31, 2024. The decrease in interest expense during the year ended December 31, 2025, was primarily due to lower interest rates and a lower outstanding balance on our RBL Credit Agreement, which we entered into on June 11, 2024, and subsequently paid down the outstanding balances on our SCB Credit Facility, the Revolving Credit Agreement, and the Term Loan Credit Agreement, which incurred higher interest rates.
Interest expense, related party. Interest expense from our related party borrowings with BNAC was $5.2 million for the year ended December 31, 2024, which was repaid in September 2024. We did not have any related party borrowings during the year ended December 31, 2025.
Interest income. Interest income was $1.6 million for the year ended December 31, 2025, which was a decrease of $2.3 million, from $3.9 million for the year ended December 31, 2024. The decrease was due to the cessation of interest earned on restricted cash following the repayment of the Term Loan Credit Agreement in June 2024, which had previously funded the debt service reserve account.
Income tax benefit (expense). For the year ended December 31, 2025, we had an income tax expense of $35.4 million, which was a change of $79.0 million, from an income tax benefit of $43.6 million for the year ended December 31, 2024. The year-over-year change was primarily due to a pre-tax income for the year ended December 31, 2025 compared to a pre-tax loss for the year ended December 31, 2024.
Results of Operations
Comparison of the Year Ended December 31, 2024 and 2023
Operating Revenues and Operating Income
Our operating revenues and other income from operations include the activity from the sale of natural gas, NGLs, and oil, midstream revenues, gains and losses on our derivative contracts and on the sales of our business and assets, marketing revenues, Section 45Q tax credits, related party revenues, and other income from operations. The following table provides information on our revenues and other operating income for the periods presented:

	Year Ended December 31,
(in thousands, other than percentages)	2024	2023	$ Change	% Change
Revenues
Natural gas revenues	$385,456	$509,846	$(124,390)	(24)%
NGL revenues	165,508	187,860	(22,352)	(12)%
Oil revenues	6,606	8,445	(1,839)	(22)%
Midstream revenues	12,560	16,168	(3,608)	(22)%
Derivative gains (losses), net	(34,152)	238,743	(272,895)	*
Marketing revenues	10,668	8,710	1,958	22%
Gain on sale of business	7,080	—	7,080	*
Gain on sales of assets, net	3,523	2,207	1,316	60%
Section 45Q tax credits	14,021	701	13,320	*
Related party revenues	3,080	3,593	(513)	(14)%
Other	6,631	3,957	2,674	68%
Total revenues and other operating income	$580,981	$980,230
*Percentage not meaningful
Natural Gas Revenues
Our natural gas revenues decreased by $124.4 million, or 24%, to $385.5 million for the year ended December 31, 2024, from $509.8 million for the year ended December 31, 2023. The impact of commodity price decreases, excluding the effect of derivative settlements, provided a $81.4 million decrease in year-over-year revenues (calculated as the change in the year-over-year average price times current year's production volumes). The decrease was also due to lower production volumes during the year ended December 31, 2024, primarily from the assets from the Exxon Barnett Acquisition, and from the sale of Chaffee and certain non-operated assets held by Chelsea, which collectively accounted for a $43.0 million decrease in year-over-year revenues (calculated as the change in year-over-year volumes times the prior year's average price).
NGL Revenues
Our NGL revenues decreased by $22.4 million, or 12%, to $165.5 million for the year ended December 31, 2024, from $187.9 million for the year ended December 31, 2023. The decrease was due to lower production volumes during the year ended December 31, 2024, which accounted for a $12.4 million decrease in year-over-year revenues (calculated as the change in year-over-year volumes times the prior year's average price). The decrease was also due to the impact of commodity price decreases, excluding the effect of derivative settlements, which accounted for a $10.0 million decrease in year-over-year revenues (calculated as the change in the year-over-year average price times current year's production volumes).
Oil Revenues
Our oil revenues decreased by $1.8 million, or 22%, to $6.6 million for the year ended December 31, 2024, from $8.4 million for the year ended December 31, 2023. The decrease was due to lower production volumes during the year ended December 31, 2024, which accounted for a $1.6 million decrease in year-over-year revenues (calculated as the change in year-over-year volumes times the prior year's average price). The decrease was also due to the impact of commodity price decreases, excluding the impact of derivative settlements, which accounted for a $0.2 million decrease in the year-over-year revenues (calculated as the change in the year-over-year average price times current year's production volumes).
Midstream Revenues
Our midstream revenues decreased by $3.6 million, or 22%, to $12.6 million for the year ended December 31, 2024, from $16.2 million for the year ended December 31, 2023. This decrease was primarily due to the divestiture of Chaffee of $2.6 million as we sold our Repsol Midstream Interest in connection with this sale. The remainder of the decrease was due to the changes in deal structures that reduced midstream transportation revenue while increasing third party gas sales.
Derivative Gains (Losses), Net
For the year ended December 31, 2024, we had net realized and unrealized losses on derivative contracts of $34.2 million compared to net realized and unrealized gains on derivative contracts of $238.7 million for the year ended December 31, 2023. The decreased losses for the year ended December 31, 2024, was primarily attributable to the significant asset positions as of December 31, 2023, reversing due to settlement during 2024, resulting in unrealized losses of $146.7 million, which included the sale of call options in January 2024 limiting our 2026/2027 pricing upside, and is currently in a long term liability position. The year ended December 31, 2023, resulted in unrealized gains of $148.6 million, due to significant liability positions as of December 31, 2022 that reversed and settled during 2023. This was offset by higher realized gains during the year ended December 31, 2024, compared to the year ended December 31, 2023, of $22.3 million, due to slightly lower natural gas prices.
Marketing Revenues
Our marketing revenues increased by $2.0 million to $10.7 million for the year ended December 31, 2024 from $8.7 million for the year ended December 31, 2023. Our marketing revenues are derived under our marketing agreement with a third party pursuant to which we receive a fixed percentage of all net income realized in the resale of our and other producers’ hydrocarbons. The increase in marketing revenues during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to colder than normal weather in NEPA for the month of January 2024.
Gain on Sale of Business
For the year ended December 31, 2024, we sold our wholly-owned subsidiary, Chaffee, for $104.4 million, net of third party transaction costs. The assets sold had an approximate carrying value of $97.3 million, which resulted in a gain on the sale of Chaffee of $7.1 million.
Gains (Losses) on Sales of Assets, Net
For the year ended December 31, 2024, we sold other properties for $5.0 million in proceeds, which resulted in a gain on the sale of these properties of $3.6 million. For the year ended December 31, 2023, we sold land and our solar assets for $6.7 million in proceeds, which resulted in a gain on sale of assets of $2.2 million.
Section 45Q Tax Credits
Our Section 45Q tax credits increased by $13.3 million to $14.0 million for the year ended December 31, 2024 from $0.7 million for the year ended December 31, 2023. This increase was due to higher volumes of CO2 waste sequestered in 2024, which started in the fourth quarter of 2023. Our Section 45Q tax credits relate to CO2 waste sequestration activities associated with our Barnett Zero Project.
Related Party Revenues
We generate a portion of our revenues from a management fee from BKV-BPP Power. Our related party revenues were $3.1 million for the year ended December 31, 2024, compared to $3.6 million for the year ended December 31, 2023. Related party revenues decreased during the year ended December 31, 2024, compared to the year ended December 31, 2023, from the decrease in operating fee income with BKV-BPP Power of $0.5 million due to contracted rate decreases.
Other Revenues
We generate a portion of our revenues from the sale of third-party natural gas. Other revenues was $6.6 million for the year ended December 31, 2024, compared to $4.0 million for the year ended December 31, 2023. The increase year-over-year was primarily due to an increase in third party gas sales of $2.6 million.

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
Lease operating and workover expenses were $137.0 million, or $0.47 per Mcfe, for the year ended December 31, 2024, which was a decrease of $13.7 million, or 9%, from $150.6 million, or $0.48 per Mcfe, for the year ended December 31, 2023. The decrease in lease operating and workover expenses during the year ended December 31, 2024, compared to the same period in 2023, was due to decreases in compression and water expenses of $5.6 million, materials and labor of $3.6 million, and repairs and maintenance of $2.7 million, all of which were due to cost savings initiatives that began during the second half of 2023 and the divestiture of Chaffee and certain non-operating upstream assets in Chelsea. In addition, during the year ended December 31, 2024, we received a credit of $1.5 million for a water sharing agreement that related to 2023.
Taxes Other Than Income
Taxes other than income were $35.0 million, or $0.12 per Mcfe, for the year ended December 31, 2024, which was a decrease of $37.3 million, or 52%, from $72.3 million, or $0.23 per Mcfe, for the year ended December 31, 2023. The decrease in taxes other than income during the year ended December 31, 2024, compared to 2023 was due to decreases in ad valorem and property taxes, and natural gas and NGL production taxes, both associated with our operations in the Barnett of $27.8 million and $9.2 million, respectively. Certain ad valorem and production taxes are not applicable to our NEPA properties.

Gathering and Transportation
Gathering and transportation expenses were $222.4 million, or $0.77 per Mcfe, for the year ended December 31, 2024, which was a decrease of $26.6 million, or 11%, from $249.0 million, or $0.79 per Mcfe, for the year ended December 31, 2023. This decrease was driven by decreased production in the Barnett and natural gas rate decreases of $15.7 million and $12.2 million, respectively. This was offset by new contracts we entered into during 2024 where we started outsourcing gathering costs with our midstream business of $1.3 million.
Depreciation, Depletion, Amortization, and Accretion
Depreciation, depletion, amortization, and accretion was $217.5 million, or $0.75 per Mcfe, for the year ended December 31, 2024, which was a decrease of $5.8 million, or 3%, from $223.4 million, or $0.71 per Mcfe, for the year ended December 31, 2023. The decrease in depreciation, depletion, amortization, and accretion during the year ended December 31, 2024, compared to the year ended December 31, 2023, was due to lower production during the year ended December 31, 2024, compared to the same period in the prior year, offset by lower estimated proved reserves resulting from lower natural gas prices used in the determination of proved reserves and from the divestiture of Chaffee and certain non-operated upstream assets in Chelsea in June 2024.
General and Administrative
General and administrative expenses were $104.5 million, or $0.36 per Mcfe, for the year ended December 31, 2024, which was a decrease of $10.2 million, or 9%, from $114.7 million, or $0.37 per Mcfe, for the year ended December 31, 2023. The decrease was driven by a $22.2 million reduction in equity-based compensation related to the expiration of performance-based restricted stock units (“PRSU”) on December 31, 2023, and an $8.0 million decrease in management fees following the termination of the Verde CO2 contract in November 2023. These cost savings were partially offset by a $12.6 million acceleration of time-based restricted stock units (“TRSU”) recognized upon the IPO (including $2.5 million in payroll taxes), $3.5 million in stock compensation expense under the 2024 Equity and Incentive Compensation Plan (the "2024 Plan"), and $3.7 million in higher payroll costs due to increased headcount in 2024.
Other Operating Expenses
Other operating expenses were $19.4 million, or $0.07 per Mcfe, for the year ended December 31, 2024, which was an increase of $6.8 million, or 54%, from $12.6 million, or $0.04 per Mcfe, for the year ended December 31, 2023. The increase in other operating expenses during the year ended December 31, 2024 was primarily driven by the following factors: $5.3 million in CCUS operating expenses for CO2 purchases and fuel and increased legal contingencies, $3.4 million in higher emissions monitoring costs, $2.1 million in well clean up costs and expenses related to a potential CCUS equity raise and investments, and $1.0 million in costs from the newly enacted EPA fees under the Inflation Reduction Act. These increases were offset by $3.6 million of inventory restocking and rig termination fees, $2.0 million of prior year inventory restocking fees and write-offs, and $0.7 million of lower midstream operating expenses and gas purchases.
Other Income (Expense)
Gains on contingent consideration liabilities. We recognized a gain on contingent consideration liabilities accruing as an earnout obligation under the purchase agreements executed in connection with the Devon Barnett Acquisition and the Exxon Barnett Acquisition. The gain on contingent consideration liabilities was $9.7 million in 2024, compared to $38.4 million in 2023, which was a decrease of $28.7 million. The decrease was primarily attributable to lower gains on contingent consideration liabilities with the Devon Barnett Acquisition and the Exxon Barnett Acquisition. Gains related to the Devon Barnett Acquisition were $7.5 million in 2024 compared to $25.0 million in 2023, and gains related to the Exxon Barnett Acquisition were $2.2 million in 2024 compared to $13.4 million in 2023. The higher gains in 2023 were due to a significant decrease in the forward curve commodity pricing for natural gas (NYMEX) and oil (WTI) assumptions used in the Monte Carlo simulations during that year compared to slight decreases in 2024.
Earnings from equity affiliate. Earnings from our equity affiliate was $10.4 million for the year ended December 31, 2024, which was a decrease of $6.4 million, from $16.9 million compared to the year ended December 31, 2023. Earnings from our equity affiliate is related to our investment in, and our proportionate share in the income or losses of, the BKV-BPP Power Joint Venture.
Loss on early extinguishment of debt. Loss on early extinguishment of debt was $13.9 million for the year ended December 31, 2024, in connection with the early termination of our Term Loan Credit Agreement and Revolving Credit Agreement that took place in June 2024.
Interest expense. Interest expense was $45.6 million for the year ended December 31, 2024, which was a decrease of $24.4 million from $69.9 million for the year ended December 31, 2023. The decrease in interest expense during the year ended December 31, 2024, was primarily due to lower interest rates on our RBL Credit Agreement, which we entered into on June 11, 2024, and the subsequent paydown on the outstanding balances on our SCB Credit Facility, the Revolving Credit Agreement, and the Term Loan Credit Agreement, which incurred higher interest rates.
Interest expense, related party. Interest expense from our related party was $5.2 million for the year ended December 31, 2024, which was a decrease of $1.9 million from $7.1 million for the year ended December 31, 2023. The decrease was primarily due to the payment in full of the loan with BNAC in 2023, which provided nine months of interest compared to none in 2024. This was slightly offset by an increase in the interest on the loan under the related party loan with BNAC, which provided for seven months of interest in 2023 compared to a full year in 2024.
Income tax benefit (expense). For the year ended December 31, 2024, we had an income tax benefit of $43.6 million, which was a change of $71.8 million, from an income tax expense of $28.2 million for the year ended December 31, 2023. The year-over-year change was primarily due to a pre-tax loss for the year ended December 31, 2024, compared to a pre-tax income for the year ended December 31, 2023. During the year ended December 31, 2024, we also recognized additional income tax expense due to executive compensation disallowance, which was offset by a tax benefit from the monetization of Section 45Q tax credits associated with the injection of CO2 waste in the Barnett Zero Project, Code Section 45I Marginal Well Credits from marginal production, excess tax benefits relating to the vesting of restricted shares, and by state apportionment changes due to the sale of Chaffee.
Liquidity and Capital Resources
Capital Commitments
Our primary needs for cash are to fund our upstream development, midstream, power, and CCUS activities, fund operations and capital expenditures, acquisitions and asset retirement obligations, cover any debt interest or minimum volume commitment obligations, pay down debt, and return capital to stockholders. Our primary uses of cash during the year ended December 31, 2025 were to fund the Bedrock Acquisition and the development of our natural gas properties. Our primary uses of cash during the years ended December 31, 2024 and 2023 were to pay down debt and fund the development of our natural gas properties.
During the years ended December 31, 2025, 2024, and 2023, cash paid for capital expenditures was $300.2 million, $100.9 million, and $187.7 million, respectively. Our current estimated budget for total accrued capital expenditures in 2026 is approximately $410 million to $560 million on a Company-wide basis. To help fund these capital expenditures, we expect to receive approximately $50 million to $70 million of capital contributions from our joint venture partners in our CCUS and power businesses. Expected contributions from our joint venture partners would bring our net 2026 capital expenditure range to $360 million to $490 million. Capital expenditures for our operated properties are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for natural gas and NGLs, the availability of equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs, and the level of participation by other interest owners. We will continue to monitor commodity prices and overall market conditions and can adjust our rig cadence up or down in response to changes in commodity prices and overall market conditions.
On January 14, 2026, we entered into a manufacturing reservation agreement related to a planned power generation project. Under the agreement, we are committed to pay up to an aggregate of $80.0 million in reservation fees, scheduled in phases during 2026, to secure future manufacturing capacity through 2028 for turbines with up to approximately 1,230 megawatts in total generation capacity. Amounts paid are generally non-refundable and will be credited against the purchase price if a definitive supply agreement is executed.
Capital Resources
Historically, our primary sources of capital and liquidity have consisted of internally generated cash flows from operations, together with loans and capital contributions from our majority stockholder, BNAC. We also enter into financial instruments to reduce the impact of commodity price volatility and provide a level of certainty and stability around cash flows. We currently believe that our cash flows from operations, cash on hand, borrowings under our RBL Credit Agreement and the 2030 Senior Notes, the 2025 Equity Offering, and our commodity hedges in place will provide sufficient liquidity to fund our operations and our capital expenditures into 2026, excluding our CCUS business. We expect to fund the majority of our CCUS business from a variety of external sources, including contributions from our joint ventures with the Class B Member and BPPUS, project-based equity partnerships, debt financing, and federal grants, with the remaining capital needs being funded with cash flows from operations.

The following table summarizes our cash flows for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$242,707	$118,538	$123,076
Net cash provided by (used in) investing activities	(564,903)	36,066	(177,848)
Net cash provided by (used in) financing activities	506,740	(304,805)	66,713
Net increase (decrease) in cash, cash equivalents, and restricted cash	$184,544	$(150,201)	$11,941
Cash flows provided by operating activities. Net cash provided by operating activities was $242.7 million for the year ended December 31, 2025, compared to $118.5 million for the year ended December 31, 2024. The increase of $124.2 million was due to a $69.1 million increase in income from operations (excluding non-cash items), resulting from higher natural gas volumes and prices compared to 2024, a favorable $45.3 million change in working capital, and a $44.1 million decrease in cash paid for interest. These increases were offset by $23.5 million of cash received in January 2024 for the sale of call options and $16.2 million of cash paid in February 2025 for the purchase of put options.
Net cash provided by operating activities was $118.5 million for the year ended December 31, 2024, compared to $123.1 million for the year ended December 31, 2023. The decrease of $4.5 million was due to a $41.5 million decrease in income from operations (excluding non-cash items), resulting from lower natural gas prices compared to 2023, an unfavorable $17.3 million change in working capital, $10.0 million in distributions from the BKV-BPP Power Joint Venture made in 2023, and $3.9 million of transaction costs associated with the sale of Chaffee and certain non-operated upstream assets in Chelsea. These decreases were offset by reduced settlements of contingent liabilities of $45.0 million and cash received from the sale of call options of $23.5 million.
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
Cash flows provided by (used in) investing activities. Net cash used in investing activities was $564.9 million for the year ended December 31, 2025, compared to net cash provided by investing activities of $36.1 million for the year ended December 31, 2024. The increase in cash outflows of $601.0 million was due to the $272.1 million of cash paid for the Bedrock Acquisition, a $172.1 million increase in capital expenditures (excluding CCUS activities), and a $27.1 million increase in CCUS expenditures for the year ended December 31, 2025 compared to the prior year. These outflows were offset by $2.1 million of cash acquired in consolidation of BKV-BPP Cotton Cove and a $1.8 million increase in proceeds from sales of assets for the year ended December 31, 2025 compared to the prior year.
Net cash provided by investing activities was $36.1 million for the year ended December 31, 2024, compared to net cash used in investing activities of $177.8 million for the year ended December 31, 2023. The increase in cash inflows of $213.9 million was due to the $132.6 million of total proceeds from the sale of Chaffee and certain non-operated upstream assets held by Chelsea during the year ended December 31, 2024. The change was also due to a decrease of $49.0 million in capital expenditures (excluding CCUS activities), a $37.8 million reduction of CCUS-related expenditures, and a $4.9 million decrease in cash used for acquisition of natural gas properties for the year ended December 31, 2024 compared to the prior year. These inflows were offset by a reduction of $10.4 million of cash proceeds from other investing activities for the year ended December 31, 2024 compared to the prior year.

The following table presents our capital expenditures (excluding leasehold costs and acquisitions) on an accrual basis for the years ended December 31, 2025, 2024, and 2023 and reconciles to cash flows used for capital expenditures in the consolidated statements of cash flows.

	Year Ended December 31,
	2025	2024	2023
		(in thousands)
Total use of cash and cash equivalents for capital expenditures	$(300,165)	$(100,916)	$(187,716)
(Increase) decrease in accrued capital expenditures	(18,344)	(16,710)	23,863
Capital expenditures (accrued)	$(318,509)	$(117,626)	$(163,853)
Cash flows provided by (used in) financing activities. Net cash provided by financing activities was $506.7 million for the year ended December 31, 2025, primarily driven by $500.0 million of proceeds from the issuance of the 2030 Senior Notes and $170.6 million of net proceeds from the 2025 Equity Offering (after deducting underwriting discounts and commissions). Financing inflows also included $19.8 million of cash contributions from noncontrolling interest. These inflows were partially offset by $165.0 million of net debt repayments, $15.9 million in payments of debt issuance costs, $1.6 million of net shares withheld for income taxes upon vesting of restricted stock units, and $1.2 million of cash distributions to noncontrolling interest.
Net cash used in financing activities was $304.8 million for the year ended December 31, 2024, which consisted of $493.0 million of net payments on debt, $53.2 million of payments for taxes related to net share settlement of restricted stock units, and $18.3 million for payments of debt issuance costs and debt extinguishment costs. These outflows were partially offset by $265.7 million of net proceeds from the issuance of common stock from our IPO (after deducting underwriting discounts and commissions).
Net cash provided by financing activities was $66.7 million for the year ended December 31, 2023, which consisted of $258.5 million and $117.0 million of advances received from the Revolving Credit Facilities and Revolving Credit Agreement, respectively. In addition, we received $150.0 million of capital contributions from BNAC in exchange for 7,500,000 shares of our common stock. These inflows were offset by $114.0 million, $272.5 million and $66.0 million of repayments made on our Term Loan Credit Agreement, Revolving Credit Facilities and Revolving Credit Agreement, respectively.
Working Capital
As of December 31, 2025, we had cash and cash equivalents of $199.4 million, compared to $14.9 million of cash and cash equivalents as of December 31, 2024. Our net working capital surplus was $170.0 million as of December 31, 2025, compared to a working capital deficit of $71.6 million as of December 31, 2024.
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
2030 Senior Notes
On September 26, 2025, BKV Upstream Midstream issued in a private placement $500.0 million of the 2030 Senior Notes. The 2030 Senior Notes were issued at par and resulted in proceeds of $490.0 million, after deducting underwriters’ discounts and commissions. The proceeds were used to repay a portion of the outstanding borrowings under the RBL Credit Agreement and fund a portion of the cash consideration for the Bedrock Acquisition, with the remainder of the purchase price being funded with shares of our common stock. In connection with the issuance of the 2030 Senior Notes, we recorded debt issuance costs of $13.6 million, which are amortized to interest expense on the consolidated statements of operations over the term of the 2030 Senior Notes.
Interest on the 2030 Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2026. The 2030 Senior Notes are guaranteed on a senior unsecured basis by us and all of BKV Upstream Midstream's existing restricted subsidiaries and certain future subsidiaries (collectively, the “BKV Guarantors,” and such guarantees, the “Guarantees”). These Guarantees are full, unconditional, joint, and several among the BKV Guarantors, subject to certain customary release provisions. The indenture governing the 2030 Senior Notes contains customary events of default, as well as cross-default provisions with other indebtedness of BKV Upstream Midstream and its restricted subsidiaries.

On or after October 15, 2027, BKV Upstream Midstream may, on any one or more occasions, redeem some or all of its 2030 Senior Notes prior to their maturity at redemption prices plus accrued and unpaid interest as described in the indenture governing the 2030 Senior Notes. BKV Upstream Midstream may redeem up to 40% of the aggregate principal amount of the 2030 Senior Notes before October 15, 2027, with an amount of cash not greater than the net cash proceeds from certain equity offerings at a redemption price described in the indenture governing the 2030 Senior Notes plus accrued and unpaid interest to, but excluding, the redemption date. In addition, prior to October 15, 2027, BKV Upstream Midstream may redeem some or all of the 2030 Senior Notes at a price equal to 100% of the principal amount thereof, plus a make-whole premium as described in the indenture governing the 2030 Senior Notes, plus accrued and unpaid interest.
Loan Agreements and Credit Facilities
RBL Credit Agreement
On June 11, 2024, BKV Corporation, as a guarantor, and BKV Upstream Midstream, as borrower, entered into the RBL Credit Agreement with Citibank, N.A., as the administrative agent, and the financial institutions party thereto. The RBL Credit Agreement includes a maximum credit commitment of $1.5 billion. On September 22, 2025, with the unanimous consent of the RBL Credit Agreement's lenders, we amended the RBL Credit Agreement to, among other things, increase the borrowing base by $150.0 million and the elected commitment by $135.0 million upon closing of the Bedrock Acquisition (among other conditions). This amendment constituted a semiannual borrowing base redetermination. As of December 31, 2025, the RBL Credit Agreement had a borrowing base of $1.0 billion, an elected commitment of $800.0 million, and the ability to issue up to $40.0 million in letters of credit.
The loans under the RBL Credit Agreement may be borrowed, repaid, and reborrowed during the term of the RBL Credit Agreement. The RBL Credit Agreement will mature on June 12, 2028. The obligations under the RBL Credit Agreement are secured and guaranteed on a senior secured basis by BKV Upstream Midstream and all of BKV Upstream Midstream’s current and future material restricted subsidiaries. Loans under the RBL Credit Agreement bear interest at one, three, or six-month term SOFR or ABR, as applicable, plus a credit spread adjustment of 0.10% for SOFR borrowings, plus an applicable margin per annum. Interest is payable on the last day of each interest period and at maturity. We are obligated to pay certain fees to the lenders and administrative agent under the RBL Credit Agreement, including commitment fees on the average daily amount of the undrawn portion of the commitments. As of March 6, 2026, $110.0 million of revolving borrowings and $15.0 million of letters of credit were outstanding under the RBL Credit Agreement, leaving $675.0 million of available capacity thereunder for future borrowings and letters of credit.
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
Revolving Credit Agreements and Term Loan Credit Agreement
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
BKV-BPP Power and BKV-BPP Cotton Cove Joint Ventures
Under the terms of the BKV-BPP Power LLC Agreement and BKV-BPP Cotton Cove LLC Agreement, as applicable, we do not have the ability to unilaterally cause BKV-BPP Power or BKV-BPP Cotton Cove to make distributions. During the years ended December 31, 2025 and 2024, no distributions were made by BKV-BPP Power or BKV-BPP Cotton Cove. During the year ended December 31, 2023, BKV-BPP Power made a distribution of $10.0 million to BKV Corporation. In addition, we may be required to make additional capital contributions to one or both joint ventures to fund items approved in their respective annual budgets or other matters approved by their respective boards. Such additional capital contributions, which are not subject to any limit on the potential amount required, would reduce the amount of cash otherwise available to us. However, following the closing of the BKV-BPP Power Joint Venture Transaction on January 30, 2026, any additional capital contributions to BKV-BPP Power must be approved by a majority of BKV-BPP Power's twelve member board of managers, nine of whom are appointed by us and three of whom are appointed by BPPUS. Similarly, any additional capital contributions to BKV-BPP Cotton Cove must receive the unanimous approval of the BKV-BPP Cotton Cove Joint Venture's six-member board of managers, four of whom are appointed by us and two of whom are appointed by BPPUS.
On June 26, 2025, BKV dCarbon Ventures and BPPUS amended and restated the BKV-BPP Cotton Cove LLC Agreement whereby on July 9, 2025, BKV dCarbon Ventures contributed $3.3 million to BKV-BPP Cotton Cove, net of $0.1 million of expenditures paid by BKV dCarbon Ventures on behalf of BKV-BPP Cotton Cove, and on July 10, 2025, BPPUS received $5.4 million of its initial capital contribution of $8.6 million from BKV-BPP Cotton Cove. Subsequent to these transactions, BKV dCarbon Ventures contributed an additional $5.8 million, for a total of $9.0 million, and BPPUS contributed an additional $5.5 million, for a total of $8.8 million, for the year ended December 31, 2025.
On October 29, 2025, we entered into a Membership Interest Purchase Agreement with BPPUS to acquire one-half of the limited liability company interests of the BKV-BPP Power Joint Venture then held by BPPUS upon the terms and subject to the conditions of the purchase agreement. On January 30, 2026, we completed the BKV-BPP Power Joint Venture Transaction for aggregate consideration consisting of $115.1 million in cash and 5,315,390 shares of our common stock.
We funded the cash consideration with a combination of cash on hand and the net proceeds from the 2025 Equity Offering. For additional information, see Note 14 - Investments and Note 19 - Subsequent Events.
For more information about our joint ventures with BPPUS, see “—Risk Factors — Risks Related to Our Power Generation Business — We operate our power generation business through a joint venture that requires the consent of BPPUS for certain material actions.” and “Risk Factors — Risks Related to Our CCUS Business — We operate the Cotton Cove Project through a joint venture that requires the consent of BPPUS for certain material actions.”
Internal Controls and Procedures
As an accelerated filer, we are required to comply with the SEC’s rules implementing Section 404(a) of the Sarbanes-Oxley Act of 2022. Accordingly, management is required to assess, and report on the effectiveness of our internal control over financial reporting as of the end of each fiscal year, beginning with this Annual Report on Form 10-K. In addition, we are required to disclose any change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that could give rise to material off-balance sheet arrangements. As of December 31, 2025, our material off-balance sheet arrangements and transactions included natural gas transportation commitments of $259.4 million and letters of credit of $15.0 million against the RBL Credit Agreement. For further information regarding these arrangements, see Note 16 - Commitments and Contingencies to our consolidated financial statements and under “—Liquidity and Capital Resources — Loan Agreements and Credit Facilities.”

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
Accounting for Variable Interest Entities
As described in Note 14 - Investments in our consolidated financial statements, on May 8, 2025, BKV dCarbon Ventures, together with C Squared Solutions, Inc., a subsidiary of the Energy Transition Fund managed by Copenhagen Infrastructure Partners (CIP), and for the limited purposes specified therein, BKV Corporation, entered into the BKV-CIP JV Agreement forming the BKV-CIP Joint Venture. On June 26, 2025, BKV dCarbon Ventures and BPPUS amended and restated the BKV-BPP Cotton Cove LLC Agreement whereby on July 9, 2025, BKV dCarbon Ventures contributed $3.3 million to BKV-BPP Cotton Cove, net of $0.1 million of expenditures paid by BKV dCarbon Ventures on behalf of BKV-BPP Cotton Cove, and on July 10, 2025, BPPUS received $5.4 million of its initial capital contribution of $8.6 million from BKV-BPP Cotton Cove. On July 31, 2025, BKV dCarbon Ventures and BPPUS contributed an additional $3.8 million and $3.6 million, respectively. BKV dCarbon Ventures owns a 51% interest and BPPUS owns a 49% interest in BKV-BPP Cotton Cove.
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
In exchange for cash contributions received from the Class B Member to the BKV-CIP Joint Venture, the BKV-CIP Joint Venture has issued 1,791,155 Class B Units (the “Class B Units”) at $10.00 per unit as of December 31, 2025. We determined that the Class B Units should be classified as noncontrolling interest within mezzanine equity on the Company's consolidated balance sheets. The Class B Units are not mandatorily redeemable or currently redeemable, but become exercisable with the passage of time, which is on the second anniversary of the BKV-CIP JV Agreement, or May 8, 2027. Prior to the second anniversary, we determined that there is an embedded put option in the Class B Units, which does not meet the derivative accounting criteria, and is not within the control of the Company. Therefore, the shares of the Class B Units have been classified as noncontrolling interest within mezzanine equity on our consolidated balance sheets. The Class B Units also have a multiple on invested capital equal to 1.65, which may be redeemed on the second anniversary date. The contributions from the Class B Member are accreted to the redemption value over a two-year period (using the effective interest method) with the accretion accounted for as a dividend paid to the Class B Member.
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
Emerging Growth Company Status
We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, including as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, for so long as we qualify as an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. We have elected to take advantage of certain of the reduced disclosure obligations in this Annual Report on Form 10-K and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different from other public reporting companies.
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

We may take advantage of these provisions until the last day of our fiscal year following the fifth anniversary of the date of our IPO. Such fifth anniversary will occur in 2029. However, if certain events occur prior to the end of such five-year period, including if (i) we become a “large accelerated filer,” which requires that the market value of our common equity held by non-affiliates be at least $700 million as of the end of the most recently completed second fiscal quarter, (ii) our gross revenues for any fiscal year equal or exceed $1.235 billion, or (iii) we issue more than $1.0 billion of non-convertible debt in any three-year period, then we will cease to be an emerging growth company prior to the end of such five-year period. We expect to lose our emerging growth company status as of December 31, 2026.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk and Hedging Activities
As of December 31, 2025, we did not enter into any trading market risk sensitive instruments, and our market risk sensitive instruments consisted entirely of non-trading instruments entered into for risk management purposes related to our natural gas and NGL production and power operations. Pricing is primarily driven by spot regional market prices applicable to our U.S. natural gas production. Pricing for natural gas and NGLs has historically been volatile and unpredictable, and we expect this volatility to continue in the future. The prices we receive for our production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price.
To mitigate some of the potential negative impact on our cash flows caused by changes in commodity prices, we enter into financial derivative instruments for a portion of our natural gas and NGL production when management believes that favorable future prices can be secured.
Our financial hedging activities are intended to support natural gas and NGL prices at targeted levels and to manage our exposure to natural gas and NGL price fluctuations. These contracts may include commodity price swaps, whereby we will receive a fixed price and pay a variable market price to the contract counterparty, producer collars that set a floor and ceiling price for the hedged production, or basis differential swaps. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. The derivative contracts outstanding as of December 31, 2025 consisted of commodity swaps, basis swaps, put and call options, and producer collar agreements, subject to master netting agreements with each individual counter party.
These derivative contracts cover portions of our projected positions through 2028. Our commodity hedge position as of December 31, 2025 is summarized in Note 7 - Derivative Instruments to our consolidated financial statements.
We may enter into single hedge transactions with settlements up to 48 months. The aggregation of these executed hedge instruments may not exceed certain limits without board of director approval of our forecasted production volumes. For the year ended December 31, 2025, a hypothetical increase of $0.10 per Mcf in NYMEX would have resulted in a $13.1 million decrease in natural gas hedge revenues, while a hypothetical decrease of $0.10 per Mcf in NYMEX would have resulted in a $13.2 million increase in natural gas hedge revenues. A hypothetical increase of $1.00 per Bbl of NGL purity product price would have resulted in a $5.6 million decrease, while a $1.00 per Bbl decrease would have resulted in a $5.6 million increase.
Additionally, to reduce its exposure to fluctuations in the market price of electricity and natural gas, BKV-BPP Power enters into financially settled HRCOs, which are contracts for the financial purchase and sale of power based on a floating price of natural gas at a predetermined location using a predetermined conversion factor, or heat rate, required to turn the fuel input into electricity. These HRCOs are entered into to economically hedge power price and fuel cost exposures rather than for trading purposes. BKV-BPP Power is exposed to basis risk in its operations when its derivative contracts settle financially and it delivers physical electricity on different terms. For example, if BKV-BPP Power enters into an HRCO, it hedges its electricity production based on an agreed price for that electricity, but physical electricity must be delivered to delivery points in the market it serves. BKV-BPP Power is exposed to basis risk between the hub price specified in the HRCO and the price that it receives for the sales of physical electricity. BKV-BPP Power attempts to hedge basis risk where possible, but hedging instruments are sometimes not economically feasible or available in the quantities that it requires. BKV-BPP Power’s hedging activities do not provide it with protection for all of its basis risk and could result in economic losses and liabilities, which could have a material adverse effect on BKV-BPP Power, and thus on our business, financial condition, results of operations, and cash flows. Additionally, by using derivative instruments to economically hedge exposure to changes in power prices, we could limit the benefit we would receive from increases in the power prices, which could have an adverse effect on our financial condition. Moreover, in the event BKV-BPP Power is not able to satisfy its obligations under the HRCO, it must purchase power at prevailing market prices to satisfy the HRCO. Likewise, increases in power pricing could limit the benefit we receive under HRCOs and may result in losses. Either such event could have a material adverse effect on BKV-BPP Power, and thus on our business, financial condition, results of operations, and cash flows.

All derivative instruments, other than those that meet the normal purchase and normal sale scope exception, are recorded at fair market value in accordance with GAAP and are included in our consolidated balance sheets as assets or liabilities. The fair values of our derivative instruments are adjusted for non-performance risk. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment; therefore, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our consolidated statements of operations. Although these derivatives are not designated as accounting hedges for GAAP purposes, they are not entered into for trading or speculative purposes and are intended to manage commodity price and basis risk associated with our operations. We present total gains or losses on commodity derivatives (for both settled derivatives and derivative positions which remain open) within operating revenues as derivative gains (losses), net.
Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are only impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of December 31, 2025, the estimated fair value of our commodity derivative instruments was a net asset of $82.4 million, comprised of current and noncurrent assets and noncurrent liabilities. As of December 31, 2024, the estimated fair value of our commodity derivative instruments was a net liability of $67.6 million, comprised of current and noncurrent liabilities.
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
In addition, we utilize an unaffiliated third party to market all of our natural gas production to various purchasers, which consist of credit-worthy counterparties, including utilities, LNG producers, industrial consumers, major corporations, and super majors in our industry. We rely on the creditworthiness of such third party marketer, who collects directly from the purchasers and remits to us the total of all amounts collected on our behalf, less their fee for making such sales.
Interest Rate Risks
As of December 31, 2025, we did not have primary exposure to interest rate risk due to the zero balance on our RBL Credit Agreement. Changes in interest rates do not affect the amount of interest we pay on our fixed-rate 2030 Senior Notes, but can affect their fair values. For more information on our 2030 Senior Notes, see Note 4 - Debt and Note 6 - Fair Value Measurements to our consolidated financial statements included in Item 8 of Part II of this report. The average annualized interest rate incurred on our outstanding variable rate borrowings during the year ended December 31, 2025 was approximately 7.4%. We estimate that a 1.0% increase in the applicable average interest rates during the year ended December 31, 2025 would have resulted in an increase of $1.8 million in interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BKV Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BKV Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of equity and mezzanine equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
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
March 6, 2026
We have served as the Company’s auditor since 2020.

BKV CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$199,412	$14,868
Accounts receivable, net	100,459	50,478
Accounts receivable, related parties	11,559	15,371
Prepaid expenses	6,419	7,638
Inventory	6,072	6,255
Commodity derivative assets, current	61,782	—
Other current assets	2,176	—
Total current assets	387,879	94,610
Natural gas properties and equipment
Developed properties	2,965,638	2,315,167
Undeveloped properties	13,182	10,757
Midstream assets	277,974	276,644
Accumulated depreciation, depletion, and amortization	(849,464)	(714,287)
Total natural gas properties, net	2,407,330	1,888,281
Other property and equipment, net	137,739	97,300
Goodwill	18,417	18,417
Investment in BKV-BPP Power	130,068	115,173
Commodity derivative assets	26,432	—
Other noncurrent assets	21,842	17,307
Total assets	$3,129,707	$2,231,088

Liabilities, mezzanine equity, and equity
Current liabilities
Accounts payable and accrued liabilities	$206,934	$121,366
Contingent consideration payable	—	20,000
Commodity derivative liabilities, current	—	20,277
Income taxes payable to related party	810	1,438
Other current liabilities	10,147	3,124
Total current liabilities	217,891	166,205
Asset retirement obligations	230,372	198,795
Commodity derivative liabilities	5,767	47,357
Deferred tax liability, net	123,355	88,688
Long-term debt, net	486,777	165,000
Other noncurrent liabilities	5,223	5,469
Total liabilities	1,069,385	671,514
Commitments and contingencies (Note 16)
Mezzanine equity
Noncontrolling interest	12,951	—
Stockholders' equity
Common stock, $0.01 par value; 500,000 authorized shares; 96,872 and 84,600 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1,635	1,512
Treasury stock, shares at cost; 214 shares as of December 31, 2025 and 2024	(6,663)	(6,663)
Additional paid-in capital	1,754,930	1,447,671
Retained earnings	288,764	117,054
Total stockholders' equity	2,038,666	1,559,574
Noncontrolling interest	8,705	—
Total equity	2,047,371	1,559,574
Total liabilities, mezzanine equity, and equity	$3,129,707	$2,231,088

BKV CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
Revenues and other operating income
Natural gas, NGL, and oil sales	$857,597	$557,570	$706,151
Midstream revenues	10,456	12,560	16,168
Derivative gains (losses), net	105,081	(34,152)	238,743
Marketing revenues	12,304	10,668	8,710
Gain on sale of business	—	7,080	—
Gains (losses) on sales of assets, net	(1,805)	3,523	2,207
Related party revenues	1,760	3,080	3,593
Section 45Q tax credits	11,752	14,021	701
Other	11,664	6,631	3,957
Total revenues and other operating income	1,008,809	580,981	980,230
Operating expenses
Lease operating and workover	152,873	136,991	150,647
Taxes other than income	50,762	35,009	72,290
Gathering and transportation	250,849	222,391	248,990
Depreciation, depletion, amortization, and accretion	157,464	217,533	223,370
General and administrative	124,355	104,473	114,688
Other	54,893	19,385	12,625
Total operating expenses	791,196	735,782	822,610
Income (loss) from operations	217,613	(154,801)	157,620
Other income (expense)
Gains on contingent consideration liabilities	—	9,676	38,375
Earnings from equity affiliate	14,895	10,423	16,865
Loss on early extinguishment of debt	—	(13,877)	—
Interest expense	(28,646)	(45,582)	(69,942)
Interest expense, related party	—	(5,181)	(7,078)
Interest income	1,576	3,859	3,138
Other income	4,837	9,008	6,165
Income (loss) before income taxes	210,275	(186,475)	145,143
Income tax benefit (expense)	(35,431)	43,605	(28,225)
Net income (loss)	174,844	(142,870)	116,918
Less: net income attributable to noncontrolling interest	1,712	—	—
Net income (loss) attributable to BKV	173,132	(142,870)	116,918

Net income (loss) per common share attributable to BKV:
Basic	$1.98	$(2.00)	$1.93
Diluted	$1.98	$(2.00)	$1.82

Weighted average number of common shares outstanding:
Basic	86,581	71,288	60,730
Diluted	86,823	71,288	64,380

The accompanying notes are an integral part of these consolidated financial statements.	118

BKV CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$174,844	$(142,870)	$116,918
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, amortization, and accretion	158,952	217,892	224,427
Equity-based compensation expense	12,845	16,316	25,756
Deferred income tax (benefit) expense	36,435	(44,811)	32,394
Unrealized (gains) losses on derivatives, net	(113,164)	146,679	(148,564)
Gains on contingent consideration liabilities	—	(9,676)	(38,375)
Settlement of contingent consideration	(20,000)	(20,000)	(65,000)
Proceeds from the sale of call options	—	23,502	—
Payments for the purchase of put options	(16,206)	—	—
Write-off of capitalized software costs	5,643	—	—
Gain on sale of business	—	(7,080)	—
(Gains) losses on sale of assets, net	1,805	(3,523)	(2,207)
Transaction costs from sale of business	—	(3,461)	—
Earnings from equity affiliate	(14,895)	(10,423)	(16,865)
Distribution from equity affiliate	—	—	10,000
Loss on early extinguishment of debt	—	13,877	—
Other, net	3,692	(3,874)	3,029
Changes in operating assets and liabilities:
Accounts receivable, net	(35,462)	(4,652)	86,477
Accounts receivable, related party	3,812	(14,812)	(143)
Accounts payable and accrued liabilities	46,720	(32,165)	(98,238)
Other changes in operating assets and liabilities	(2,314)	(2,381)	(6,533)
Net cash provided by operating activities	242,707	118,538	123,076
Cash flows from investing activities:
Asset acquisition	(272,096)	—	(4,889)
Cash acquired in consolidation of BKV-BPP Cotton Cove	2,077	—	—
Capital expenditures	(300,165)	(100,916)	(187,716)
Proceeds from sale of business	—	132,571	—
Proceeds from sales of assets	6,876	5,060	6,667
Loan advanced to equity affiliate	—	—	(8,000)
Loan repayment from equity affiliate	—	—	8,000
Other investing activities, net	(1,595)	(649)	8,090
Net cash provided by (used in) investing activities	(564,903)	36,066	(177,848)
Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	265,661	—
Proceeds from the issuance of common stock, net of underwriting discounts and commissions	170,635	—	150,005
Proceeds on long-term debt	500,000	—	—
Proceeds from notes payable from related party	—	—	17,000
Payments on notes payable to related party	—	(75,000)	(17,000)
Proceeds under RBL Credit Agreement	577,000	580,000	—
Payments on RBL Credit Agreement	(742,000)	(415,000)	—
Payment on term loan agreement	—	(456,000)	(114,000)
Payment of debt issuance costs	(15,869)	(8,054)	—
Proceeds from draws on credit facilities	—	44,000	375,500
Payments on credit facilities	—	(171,000)	(338,500)
Payments of deferred offering costs	—	(3,879)	(2,901)
Debt extinguishment costs	—	(10,213)	—
Cash distributions to noncontrolling interest	(1,225)	—	—
Cash contributions from noncontrolling interest	19,818	—	—
Net share settlements, equity-based compensation	(1,619)	(53,239)	(2,961)

Other financing activities	—	(2,081)	(430)
Net cash provided by (used in) financing activities	506,740	(304,805)	66,713
Net increase (decrease) in cash, cash equivalents, and restricted cash	184,544	(150,201)	11,941
Cash, cash equivalents, and restricted cash, beginning of period	14,868	165,069	153,128
Cash, cash equivalents, and restricted cash, end of period	$199,412	$14,868	$165,069

The accompanying notes are an integral part of these consolidated financial statements.	120

BKV CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
Supplemental cash flow information:	2025	2024	2023
Cash payments for:
Interest	$16,441	$60,492	$68,480
Income tax	$232	$6	$1,545
Non-cash investing and financing activities:
Equity issued as consideration for acquisition	$124,254	$—	$—
Conversion of mezzanine equity to common stock upon initial public offering	$—	$42,995	$—
Conversion of equity-based compensation to common stock upon initial public offering	$—	$74,993	$—
Income tax deconsolidation	$1,768	$10,469	$—
Reclassification of deferred offering costs to common stock upon initial public offering	$—	$11,649	$—
Increase (decrease) in accrued capital expenditures	$18,344	$16,710	$(23,863)
Additions to asset retirement obligations	$226	$42	$89
Lease liabilities arising from obtaining right-of-use assets	$23	$494	$3,061
Increase (decrease) in accrued equity transaction costs	$501	$(341)	$(604)
Adjustment of minority ownership puttable shares to redemption value	$—	$16,989	$2,722
Adjustment of equity-based compensation to redemption value	$—	$9,310	$15,602
Impact of redemption of shares issued in settlement of equity-based compensation and other on additional paid-in capital, common stock, and treasury stock	$—	$2,081	$781
Accretion of Class B Units to redemption value	$1,422	$—	$—
Distributions payable to noncontrolling interest	$6,870	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.	121

BKV CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY AND MEZZANINE EQUITY
(in thousands)

	Equity								Mezzanine Equity
	Common Stock		Treasury		Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Total Equity	Common Stock		Equity-based Compensation	Noncontrolling Interest	Total Mezzanine Equity
	Shares	Amount	Shares	Amount					Shares	Amount
Balance, December 31, 2022	56,373	$1,132	193	$(3,974)	$896,433	$143,006	$—	$1,036,597	2,290	$62,712	$89,171	$—	$151,883
Net income	—	—	—	—	—	116,918	—	116,918	—	—	—	—	—
Redemption of common stock issued upon vesting of equity-based compensation	—	1	20	(604)	736	—	—	133	(21)	(2)	(602)	—	(604)
Common stock issued upon vesting of RSUs, net of shares withheld for income taxes	—	—	—	—	—	—	—	—	134	—	(2,961)	—	(2,961)
Adjustment of minority ownership puttable shares to redemption value	—	—	—	—	2,722	—	—	2,722	—	(2,722)	—	—	(2,722)
Adjustment of equity-based compensation to redemption value	—	—	—	—	(15,602)	—	—	(15,602)	—	—	15,602	—	15,602
Issuance of common stock	7,500	150	—	—	149,855	—	—	150,005	—	—	—	—	—
Shares repurchased with reverse stock split	—	—	—	(4)	—	—	—	(4)	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	25,756	—	25,756
Balance, December 31, 2023	63,873	$1,283	213	$(4,582)	$1,034,144	$259,924	$—	$1,290,769	2,403	$59,988	$126,966	$—	$186,954
Net loss	—	—	—	—	—	(142,870)	—	(142,870)	—	—	—	—	—
Adjustment of minority ownership puttable shares to redemption value	—	—	—	—	16,989	—	—	16,989	—	(16,989)	—	—	(16,989)
Adjustment of equity-based compensation to redemption value	—	—	—	—	9,310	—	—	9,310	—	—	(9,310)	—	(9,310)

The accompanying notes are an integral part of these consolidated financial statements.	122

BKV CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY AND MEZZANINE EQUITY
(in thousands)

Redemption of common stock issued upon vesting of equity-based compensation	—	1	—	(2,077)	2,076	—	—	—	(73)	—	(2,077)	—	(2,077)
Common stock issued upon vesting of RSUs, net of shares withheld for income taxes	—	—	—	—	—	—	—	—	2,696	—	(53,239)	—	(53,239)
Redemption of common stock issued from employee stock purchase plan	—	—	1	(4)	4	—	—	—	—	(4)	—	—	(4)
Issuance of common stock upon initial public offering, net of offering costs	15,701	157	—	—	253,099	—	—	253,256	—	—	—	—	—
Mezzanine equity conversion	5,026	71	—	—	117,917	—	—	117,988	(5,026)	(42,995)	(74,993)	—	(117,988)
Income tax deconsolidation	—	—	—	—	10,469	—	—	10,469	—	—	—	—	—
Equity-based compensation	—	—	—	—	3,663	—	—	3,663	—	—	12,653	—	12,653
Balance, December 31, 2024	84,600	$1,512	214	$(6,663)	$1,447,671	$117,054	$—	$1,559,574	—	$—	$—	$—	$—
Net income	—	—	—	—	—	173,132	—	173,132	—	—	—	1,712	1,712
Contributions from noncontrolling interest	—	—	—	—	—	—	8,803	8,803	—	—	—	17,912	17,912
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(1,225)	(1,225)
Changes due to consolidation of BKV-BPP Cotton Cove	—	—	—	—	—	—	(98)	(98)	—	—	—	—	—
Accretion of Class B Units to redemption value	—	—	—	—	—	(1,422)	—	(1,422)	—	—	—	1,422	1,422
Distribution declared to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(6,870)	(6,870)
Issuance of common stock, net	12,134	121	—	—	294,267	—	—	294,388	—	—	—	—	—
Common stock issued upon vesting of RSUs, net of shares withheld for income taxes	138	2	—	—	(1,621)	—		(1,619)	—	—	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.	123

BKV CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY AND MEZZANINE EQUITY
(in thousands)

Income tax deconsolidation	—	—	—	—	1,768	—	—	1,768	—	—	—	—	—
Equity-based compensation	—	—	—	—	12,845	—		12,845	—	—	—	—	—
Balance, December 31, 2025	96,872	$1,635	214	$(6,663)	$1,754,930	$288,764	$8,705	$2,047,371	—	$—	$—	$12,951	$12,951

The accompanying notes are an integral part of these consolidated financial statements.	124

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
The majority shareholder of BKV Corp is BNAC. BKV Corp's ultimate parent company is Banpu Public Company Limited ("Banpu"), a public company listed in the Stock Exchange of Thailand. As of February 27, 2026, Banpu, the ultimate parent company of BNAC and BPPUS, indirectly owned an aggregate 67.6% of BKV Corp's shares. The remaining 32.4% of shares of common stock of BKV Corp were owned by non-controlling members of management, members of the board of directors, and employee and non-employee shareholders.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP and include the accounts for BKV Corp's wholly-owned subsidiaries and majority-owned subsidiaries in which BKV Corp has a controlling interest.
BKV Upstream Midstream, a limited liability company, was formed on May 21, 2024 and is registered in the state of Delaware. This entity is a wholly-owned subsidiary of BKV Corp. Since its formation, all of the midstream and upstream entities of BKV Corp are wholly-owned subsidiaries of BKV Upstream Midstream and include BKV Operating, LLC, BKV Barnett, LLC, BKV Chelsea, LLC (“Chelsea”), BKV Midstream, LLC, BKV North Texas, LLC, and Kalnin Ventures, LLC.
On June 14, 2024, BKV sold BKV Chaffee Corners, LLC (“Chaffee”), and on June 28, 2024, sold certain of its non-operated upstream assets in Chelsea. See Note 3 - Acquisition and Dispositions for further discussion.
On September 29, 2025, BKV Upstream Midstream acquired 100% of the equity interests of Bedrock Production, LLC (now known as BKV Barnett II, LLC (“BKV Barnett II”)), a Texas limited liability company (such transaction, the “Bedrock Acquisition”) from Bedrock Energy Partners, LLC (the “Seller”), pursuant to a Membership Purchase Agreement (the “Bedrock Purchase Agreement”). BKV Barnett II and its subsidiaries own certain oil and natural gas producing properties and midstream assets in the Barnett Shale. See Note 3 - Acquisition and Dispositions for further discussion.
Together, BKV Corp, its wholly-owned subsidiaries, and its majority-owned subsidiaries, where BKV Corp has a controlling interest and is the primary beneficiary, are referred to collectively as “BKV” or the “Company.” All intercompany balances and transactions between these entities have been eliminated within the consolidated financial statements.
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
Equity Offering
On December 3, 2025, the Company completed its public offering of 6,900,000 shares of common stock for net proceeds of $170.1 million, which were used, together with cash on hand, for the payment of the cash consideration of the purchase price in connection with BKV’s acquisition of a controlling interest in BKV-BPP Power LLC and related expenses. See Note 13 - Stockholders' Equity and Mezzanine Equity and Note 14 - Investments for further detail.
Deferred Offering Costs
The Company capitalized legal and other third party fees directly related to the Company's IPO on the consolidated balance sheets, and on September 27, 2024, the Company recognized these costs as a reduction to the proceeds received from the IPO in the amount of $11.6 million.
Liquidity
As of December 31, 2025, the Company held $199.4 million of cash and cash equivalents. The Company’s working capital surplus as of December 31, 2025 was $170.0 million, and for the year ended December 31, 2025, cash flows provided by operating activities was $242.7 million. The Company intends to make the payments related to its debt and investments in capital expenditures with cash flows from operations. During the year ended December 31, 2025, the Company purchased put options with several counterparties and paid a premium of $16.2 million. For further discussion on derivative transactions, see Note 7 - Derivative Instruments.
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
On September 29, 2025, BKV Upstream Midstream acquired 100% of the equity interests of BKV Barnett II from the Seller, and for the year ended December 31, 2025, paid total cash consideration of $266.5 million and transaction costs of $3.8 million. See Note 3 - Acquisition and Dispositions for further discussion.
Note 2 - Summary of Significant Accounting Policies
Significant Judgments and Accounting Estimates
The preparation of these consolidated financial statements in accordance with GAAP for the periods presented requires Company management to make estimates using assumptions and judgments considered reasonable, which affect the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates which are particularly significant to the Company’s consolidated financial statements include: (i) estimates of proved hydrocarbon reserves used in calculating depletion; (ii) estimates of unpaid revenues and unbilled costs; (iii) future cash flows from developed natural gas properties used in impairment assessments; (iv) valuation of commodity derivative instruments; (v) the estimation of asset retirement obligations; (vi) assignment of assets acquired and liabilities assumed and allocating purchase price in connection with acquisitions that are considered asset acquisitions; (vii) valuation of minority ownership puttable shares; (viii) valuation of the Company’s common stock relative to the grant date fair value of equity-based compensation; (ix) valuation of market-based performance conditions; (x) valuation of contingent consideration associated with certain acquired assets; and (xi) valuation of deferred income tax assets. While Management is not aware of any significant revisions to any of its current estimates, there will likely be future revisions to its estimates resulting from matters such as revisions in estimated oil and natural gas volumes, changes in ownership interests, payouts, joint venture audits, re-allocations by purchasers or pipelines, or other corrections and adjustments common in the oil and natural gas industry, many of which require retroactive application. These types of adjustments cannot be currently estimated and will be recorded in the period in which the adjustment occurs.

Principles of Consolidation
These consolidated financial statements include the accounts of BKV Corp, its wholly-owned subsidiaries, and its majority-owned subsidiaries where BKV Corp has a controlling interest and is the primary beneficiary. Accordingly, all intercompany balances and transactions between these entities have been eliminated within the consolidated financial statements. Undivided interests in natural gas properties and midstream assets are consolidated on a proportionate basis.
Comprehensive Income (Loss)
The Company did not have any other comprehensive income (loss) for the years ended December 31, 2025, 2024, and 2023. As such, net income (loss) and comprehensive income (loss) are the same for the periods presented.
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
Restricted Cash
As of December 31, 2023, restricted cash included amounts to fund the debt service reserve account, which equaled the current portion of the Term Loan Credit Agreement plus accrued interest to comply with the Company's financial covenant under the Term Loan Credit Agreement. Due to the repayment of the Term Loan Credit Agreement during the year ended December 31, 2024, there was no restricted cash as of December 31, 2025 and 2024.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the consolidated balance sheets and consolidated statements of cash flows:

	December 31,
(in thousands)	2025	2024	2023
Cash and cash equivalents	$199,412	$14,868	$25,407
Restricted cash	—	—	139,662
Total cash, cash equivalents, and restricted cash	$199,412	$14,868	$165,069
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
For tax years prior to the year ended December 31, 2024, the Company computed income tax expense on a separate tax return basis. During the year ended December 31, 2024, the Company deconsolidated from BNAC for federal income tax purposes and allocated tax attributes in accordance with the Code and related regulations and remained deconsolidated from BNAC throughout the year ended December 31, 2025. Refer to Note 17 - Income Taxes for further discussion.
Natural Gas Properties
The Company uses the successful efforts method of accounting for natural gas producing activities. Costs to acquire mineral interests in natural gas properties, to drill and equip exploratory leases that find proved reserves, and to drill and equip development leases and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized, or suspended, pending determination of whether the wells have proved reserves. If the Company determines the wells do not have proved reserves, the costs are charged to expense. For exploratory wells that find reserves that cannot be classified as proved when drilling is completed, costs continue to be capitalized as suspended exploratory drilling costs if there have been sufficient reserves found to justify completion as a producing well and sufficient progress is being made in assessing the reserves and the economic and operational viability of the project. If the Company determines that future appraisal drilling or development activities are unlikely to occur, associated suspended exploratory well costs are expensed. In some instances, this determination may take longer than one year. There were no exploratory wells capitalized pending determinations of whether the wells have proved reserves as of December 31, 2025 and 2024. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to intended use. For the years ended December 31, 2025, 2024, and 2023, the Company had no capitalized interest costs. Costs incurred to maintain wells and related equipment are charged to expense as incurred. Capitalized amounts attributable to developed gas properties are depleted by the unit-of-production method over proved developed and undeveloped reserves.
The process of estimating natural gas, NGL, and oil reserves is complex and requires significant subjective decisions in the evaluation of all available geological, engineering, and economic data. These estimates are based on studies performed by the Company’s internal engineering function and a third party reserve engineer.
Upon certain triggering events, capitalized costs related to proved gas properties, including wells and related support equipment and facilities, are evaluated for impairment by comparing the associated net capitalized cost to undiscounted future cash flows on a field by field basis. If undiscounted future cash flows are insufficient to recover the net capitalized costs related to proved properties, then the Company recognizes an impairment charge in its results of operations equal to the difference between the net capitalized costs related to proved properties and their estimated fair values. Estimating the fair value of the natural gas properties includes discounting the future net cash flows of the natural gas properties to arrive at a single amount. Significant assumptions included in the discounted cash flow model include natural gas properties reserves, estimated future operating and development cost, expectations of future commodity prices and a market based weighted average cost of capital discount rate. The Company had no impairment of proved properties during the years ended December 31, 2025, 2024, and 2023.
Undeveloped natural gas properties are tested for impairment on a regular basis, based on the results of the exploratory activity and management’s evaluation. In the event of a discovery, the undeveloped natural gas properties are transferred to developed natural gas properties at net book value as soon as proved reserves are recognized. During the years ended December 31, 2025, 2024, and 2023, the Company recognized no impairments related to undeveloped natural gas properties.
Midstream Assets
Midstream assets are recorded at historical cost, less depreciation. Hydrocarbon transportation assets (midstream assets) are depreciated using the straight-line method over 25 years for compressor and meter stations, and 40 years for pipelines. Routine maintenance and repairs are charged to operating expenses as incurred. Realization of the carrying value of midstream assets is reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Assets are determined to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the assets, including any disposal value, is less than the carrying amount of the assets. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. An estimate of fair value is based on discounted future net operating cash flows related to the assets. There were no impairments recognized during the years ended December 31, 2025, 2024, and 2023.
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
Realization of the carrying value of other property and equipment is reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Fair value of other property and equipment is determined using the market approach. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. There were no material impairments recognized during the years ended December 31, 2025, 2024, and 2023.
Depreciation and amortization expense is included within depreciation, depletion, amortization, and accretion on the consolidated statements of operations. Following is a listing of useful lives for other property and equipment:

Useful Life
Buildings	39 years
Carbon capture, utilization, and sequestration	12 years
Furniture, fixtures, equipment, vehicles, and other	5 years
Computer hardware and software	3 to 5 years
Leasehold improvements	7 to 10 years
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
Leases
The Company recognizes a right-of-use (“ROU”) asset and corresponding lease liability on the consolidated balance sheets for all leases with terms longer than 12-months. The Company determines if an arrangement is a lease at inception of the arrangement and if such lease will be classified as an operating lease or a finance lease. As of December 31, 2025 and 2024, all of the Company’s leases are accounted for as operating leases. For the years ended December 31, 2025, 2024, and 2023, total lease expense for the Company was $2.5 million, $1.2 million, and $1.7 million, respectively. These expenses are included in depreciation, amortization, depletion, and accretion in the consolidated statements of operations. The Company makes use of the practical expedient that permits combining lease and non-lease components.
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
For the years ended December 31, 2025, 2024, and 2023, the impact of any natural gas imbalances was not significant.
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
Accounts Receivable and Allowance for Expected Credit Losses
The Company’s receivables consist mainly of trade receivables from contracts with customers from commodity sales. Accounts receivable from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. The majority of these receivables have payment terms of 60 days or less from when control is transferred. The Company also has joint interest billings due from owners on properties the Company operates. For receivables due from joint interest owners, the Company generally has the ability to withhold future revenue disbursements to recover non-payment of joint interest billings. From an evaluation of the Company’s existing credit portfolio, historical credit losses have not been material to the Company and are expected to remain so in the future assuming no substantial changes to the business or creditworthiness of BKV Corp’s business partners. The Section 45Q tax credits generated after the Company's IPO are included in accounts receivable on the consolidated balance sheets. Prior to the Company's IPO, the Section 45Q tax credits were recognized as accounts receivable, related party on the consolidated balance sheets. See Note 9 - Related Parties for further discussion.
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
Fair values are estimated for the majority of the Company’s financial instruments. Estimations of fair value, which are based on principles such as discounting future cash flows to present value, must be weighted by the fact that the value of a financial instrument at a given time may be influenced by the market environment (particularly liquidity) and that subsequent changes in interest rates and exchange rates are not taken into account. The carrying amounts for the Company’s financial instruments included in current assets and current liabilities approximates fair value due to the short-term maturities of these instruments. In addition, as of December 31, 2025 and 2024, the carrying value of the Company’s RBL Credit Agreement approximated the fair value as the applicable interest rates are variable and reflective of current market rates.
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
Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Impairment may occur if the reporting unit’s carrying value exceeds its fair value. The Company has one identifiable operating segment, and one reporting unit where goodwill is tested. The Company performs an impairment test for goodwill at least annually or when events and circumstances indicate the carrying value may not be recoverable. In performing the required impairment tests, the Company has the option to first assess qualitative factors to determine if it is necessary to perform a quantitative assessment for goodwill impairment. If the qualitative assessment concludes that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. The Company’s quantitative assessment utilizes present value (discounted cash flow) methods to determine the fair value of the reporting units with goodwill. Determining fair value using discounted cash flows requires considerable judgment and is sensitive to changes in underlying assumptions and market factors. Key assumptions relate to revenue growth, projected operating income growth, terminal values, and discount rates. If current expectations of future growth rates and margins are not met, or if market factors outside of the Company’s control, such as factors impacting the applicable discount rate, or economic or political conditions in key markets change significantly, then goodwill of the reporting unit may be impaired. Management determined there were no circumstances indicating the carrying value of goodwill may not be recoverable during the years ended December 31, 2025, 2024, and 2023. Therefore, there have been no impairments recorded related to goodwill as the results of the annual quantitative impairment test indicated the fair value of the assets of the reporting unit to be greater than the carrying value during the years ended December 31, 2025, 2024, and 2023.

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
Equity Method Investments
The Company applies the equity method of accounting to its investments over which it does not have the power to direct the activities that most significantly impact the investment’s economic performance. The Company’s judgment regarding the level of influence over its equity method investments includes considering key factors such as the Company’s ownership interest, representation on the investee’s board of directors, and participation in the policy-making decisions of the equity method investee. The carrying value of the Company’s equity method investments is recorded in investment in joint venture on the consolidated balance sheets. The Company’s pro-rata share of earnings in equity method investments is recorded in earnings from equity affiliate in the consolidated statements of operations.
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
Variable Interest Entities
The Company consolidates variable interest entities in which it is the primary beneficiary in accordance with ASC 810-Consolidation. Generally, a variable interest entity ("VIE") is an entity with at least one of the following conditions: (i) the total equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support, or (ii) the holders of the equity investment at risk, as a group, lack the characteristics of having a controlling financial interest. The primary beneficiary of a VIE is an entity that has a variable interest or a combination of variable interests that provide such entity with a controlling financial interest in the VIE. An entity is deemed to have a controlling financial interest in a VIE if it has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Net Income (Loss) Per Common Share
Basic net income (loss) per common share attributable to BKV for each period is calculated by dividing net income (loss) attributable to BKV by the basic weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share attributable to BKV is calculated by dividing net income (loss) attributable to BKV by the diluted weighted average number of common shares outstanding for the respective period. Any remeasurement of the accretion to redemption value of the Class B Units subject to possible redemption was considered to be dividends paid to the noncontrolling interest. Diluted weighted average number of common shares outstanding and the dilutive effect of potential common shares are calculated using the treasury method. The Company includes potential shares of common stock for PRSUs and TRSUs in the calculation of diluted weighted average shares outstanding based on the number of common shares that would be issuable if the end of the reporting period was also the end of the performance period. During periods in which the Company incurred a net loss, diluted weighted average common shares outstanding were equal to basic weighted average of common shares outstanding because the effects of all potential common shares was anti-dilutive.
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires disaggregation of certain components included in the Company’s effective tax rate and income taxes paid disclosures. The Company adopted this guidance during the year ended December 31, 2025. See Note 17 - Income Taxes for further detail.
Recent Accounting Pronouncements Not Yet Adopted
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
Note 3 - Acquisition and Dispositions
Asset Acquisition
On September 29, 2025 in connection with the Bedrock Acquisition, the Company paid a portion of the purchase price consisting of (i) a $37.0 million deposit retained as a holdback for any Company indemnification claims until released on the terms and conditions contained in the Bedrock Purchase Agreement, (ii) $179.5 million in cash to repay certain indebtedness of BKV Barnett II, and (iii) the issuance to the Seller of approximately 5.2 million shares of BKV Corporation common stock with such number of shares having been determined as of the date of execution of the Bedrock Purchase Agreement. On December 31, 2025, the remaining purchase price consideration paid was $50.0 million, subject to the terms and conditions of the Bedrock Purchase Agreement. The Bedrock Purchase Agreement has an economic effective date of July 1, 2025.
The Company funded the cash consideration paid at the closing of the Bedrock Acquisition, and expects to fund the remainder of the consideration payable, with proceeds from the 2030 Senior Notes, borrowings under the RBL Credit Agreement, and cash on hand. Refer to Note 4 - Debt for further information.
As a result of the Bedrock Acquisition, the Company acquired approximately 96,000 net acres and gas gathering lines, 1,121 producing locations with low 1- and 5-year base decline rates of approximately 7%, and nearly 1 Tcfe of proved reserves (>70% PDP reserves) using NYMEX strip pricing. The Bedrock Acquisition is expected to increase the Company's low-declining PDP reserves by over 100 MMcfe/d and enhance its inventory in the Barnett Shale, aligning with the Company's strategic position in the Fort Worth Basin.

Allocation of Purchase Price. The Bedrock Acquisition was accounted for as an asset acquisition as the fair value of substantially all the assets acquired were concentrated in a group of similar assets. Transaction costs incurred to acquire the assets, which amounted to $3.8 million, were capitalized and included in the cost basis of the acquired assets. The Company completed the purchase price assessment on December 31, 2025, and paid the remaining $50.0 million adjusted purchase price consideration in accordance with the Bedrock Purchase Agreement. The stock consideration paid to Seller for the Bedrock Acquisition was valued at $124.3 million on the date of issuance (at closing) resulting in an aggregate value of consideration paid to the Seller of $394.6 million, subject to customary adjustments, including, but not limited to estimated fair value of assets acquired and liabilities assumed. See Note 13 - Stockholders' Equity and Mezzanine Equity for further detail on the issuance of BKV's common stock to the Seller.
Below is a reconciliation of the assets acquired and liabilities assumed (in thousands):

Consideration:
Cash	$266,535
Capitalized transaction costs	$3,761
Shares of BKV Corporation's common stock	5,233,957
BKV common stock price	$23.74
Total stock consideration	$124,254
Total consideration	$394,550
Assets acquired and liabilities assumed
Accounts receivable, net	$15,324
Commodity derivative assets, current	10,508
Developed properties	390,826
Commodity derivative assets	12,839
Other noncurrent assets	6,392
Accounts payable and accrued liabilities	(13,416)
Commodity derivative liabilities, current	(2,636)
Other current liabilities	(5,024)
Asset retirement obligations	(18,761)
Other noncurrent liabilities	(1,502)
Total net assets acquired	$394,550
Dispositions
On June 14, 2024, the Company sold its wholly-owned subsidiary, Chaffee, representing a non-operated interest in approximately 9,800 net acres and 116.0 gross (24.2 net) wells and 122 Bcfe of proved reserves in the Marcellus Shale in the Appalachian Basin of NEPA, as well as the Company's interest in the Repsol Oil and Gas operated midstream system, for $107.8 million. The Company recognized a gain on the sale of $7.1 million, net of transaction costs of $3.5 million, which is included in the gain on sale of business in the consolidated statements of operations.
On June 28, 2024, Chelsea sold certain of its non-operated upstream assets, including interest in approximately 6,800 net acres and 214.0 gross (15.4 net) wells and 35 Bcfe of proved reserves in NEPA, for a purchase price of $24.8 million and transaction costs of $0.5 million. Due to the immateriality of the upstream assets sold, the Company utilized the practical expedient to account for the sale of Chelsea's non-operated upstream assets sold as a normal retirement with no gain or loss recognized as sale of these assets did not significantly impact the depletion rate with respect to the total reserves retained in NEPA.

Note 4 - Debt
The following table summarizes the Company's debt balances:

	December 31,
(in thousands)	2025	2024
RBL Credit Agreement	$—	$165,000
2030 Senior Notes (7.50%)	500,000	—
Unamortized debt issuance costs	(13,223)	—
Total debt, net	486,777	165,000
Less: current maturities of long-term debt	—	—
Total long-term debt, net	$486,777	$165,000
During the year ended December 31, 2024, the Company paid down the outstanding balances, including interest, and concurrently terminated the SCB Credit Facility, the Revolving Credit Agreement, and the Term Loan Credit Agreement, with proceeds from the revolving borrowings on the RBL Credit Agreement and cash on hand. Also, during the year ended December 31, 2024, due to the early termination of the Revolving Credit Agreement and the Term Loan Credit Agreement, the Company recorded a loss of $13.9 million, which was included in loss on early extinguishment of debt in the consolidated statements of operations.
2030 Senior Notes
On September 26, 2025, BKV Upstream Midstream issued in a private placement $500.0 million of the 2030 Senior Notes. The 2030 Senior Notes were issued at par and resulted in proceeds of $490.0 million, after deducting underwriters’ discounts and commissions. The proceeds were used to repay a portion of the RBL Credit Agreement and fund a portion of the purchase price of the Bedrock Acquisition. In connection with the issuance of the 2030 Senior Notes, the Company paid debt issuance costs of $13.6 million, which are amortized to interest expense on the Company’s consolidated statements of operations over the term of the 2030 Senior Notes. As of December 31, 2025, the effective interest rate on the 2030 Senior Notes was 8.31%.
Interest on the 2030 Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2026. The 2030 Senior Notes are guaranteed on a senior unsecured basis by the Company and all of BKV Upstream Midstream's existing restricted subsidiaries and certain future subsidiaries (collectively, the “BKV Guarantors,” and such guarantees, the “Guarantees”). These Guarantees are full, unconditional, joint, and several among the BKV Guarantors, subject to certain customary release provisions. At any time prior to October 15, 2027, BKV Upstream Midstream may, on any one or more occasions, redeem all or a part of the 2030 Senior Notes at a redemption price equal to 100% of the principal amount of 2030 Senior Notes redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. At any time prior to October 15, 2027, BKV Upstream Midstream may redeem up to 40% of the aggregate principal amount of 2030 Senior Notes, with an amount of cash not greater than the net cash proceeds of one or more equity offerings, at a redemption price equal to 107.500% of the principal amount of the 2030 Senior Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date, as long as at least 60% of the aggregate principal amount of 2030 Senior Notes originally issued (excluding any 2030 Senior Notes held by BKV Upstream Midstream and its subsidiaries) remains outstanding immediately after the occurrence of such redemption, and the redemption occurs within 180 days after the date of the closing of such equity offering. On or after October 15, 2027, BKV Upstream Midstream may, on any one or more occasions, redeem all or part of the 2030 Senior Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date, if redeemed during the 12-month period beginning on October 15 of the years indicated below:

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
RBL Credit Agreement
On June 11, 2024, the Company and BKV Upstream Midstream entered into the RBL Credit Agreement with BKV Upstream Midstream as the borrower and BKV Corp as a guarantor on the RBL Credit Agreement. The RBL Credit Agreement includes a maximum credit commitment of $1.5 billion. As of December 31, 2025, the RBL Credit Agreement had a borrowing base of $1.0 billion, an elected commitment of $800.0 million, and the ability to issue up to $40.0 million in letters of credit. As of March 6, 2026, $110.0 million of revolving borrowings and $15.0 million of letters of credit were outstanding under the RBL Credit Agreement, leaving $675.0 million of available capacity thereunder for future borrowings and letters of credit.
The loans may be borrowed, repaid, and reborrowed during the term of the RBL Credit Agreement. The RBL Credit Agreement matures on June 12, 2028. The obligations under the RBL Credit Agreement are secured and guaranteed on a senior secured basis by BKV Upstream Midstream and all of BKV Upstream Midstream’s current and future material restricted subsidiaries. Loans under the RBL Credit Agreement bear interest at one, three, or six-month term SOFR or an ABR, as applicable, plus a credit spread adjustment of 0.10% for SOFR borrowings, plus an applicable margin per annum. Interest is payable on the last day of each interest period and at maturity. BKV Upstream Midstream is obligated to pay certain fees to the lenders and administrative agent under the RBL Credit Agreement, including commitment fees on the average daily amount of the undrawn portion of the commitments. During the years ended December 31, 2025 and 2024, BKV Upstream Midstream recognized $2.5 million and $0.8 million, respectively, of commitment fees, which are included in interest expense on the consolidated statements of operations.
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
The RBL Credit Agreement includes customary equity cure rights that will enable BKV Upstream Midstream to cure certain breaches of the minimum current ratio covenant or the maximum net leverage ratio covenant (subject to certain limitations in the RBL Credit Agreement). As of December 31, 2025, BKV Upstream Midstream was in compliance with such covenants in the RBL Credit Agreement.
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
Financing costs related to the RBL Credit Agreement are deferred and capitalized as debt issuance costs and are included within other assets on the consolidated balance sheets. During the years ended December 31, 2025 and 2024, BKV paid debt issuance costs of $2.3 million and $8.1 million, respectively, which are amortized to interest expense on the Company's consolidated statements of operations over the term of the RBL credit agreement. As of December 31, 2025 and 2024, $6.9 million of unamortized debt issuance costs remained outstanding for both periods. As of December 31, 2025, the RBL Credit Agreement had a zero balance and the outstanding letters of credit were $15.0 million. As of December 31, 2024, the effective interest rate on the RBL Credit Agreement was 7.50%, and the outstanding letters of credit were $14.1 million.
Subordinated Intercompany Loan Agreement
On June 18, 2024, the Company paid down $25.0 million of the $75.0 million outstanding on the related party loan with BNAC, including interest, and on September 30, 2024, the Company repaid the outstanding balance of $50.0 million, including interest, with proceeds from the IPO.
Note 5 - Natural Gas Properties & Other Property and Equipment
As of December 31, 2025 and 2024, accumulated depreciation, depletion, and amortization for developed natural gas properties was $825.7 million and $697.0 million, respectively. Depreciation, depletion, and amortization expense for developed natural gas properties was $128.7 million, $188.7 million, and $196.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Midstream assets consisted of the following:

	December 31,
(in thousands)	2025	2024
Compressor station	$33,752	$33,461
Meter station	67	67
Pipelines	244,155	243,116
Total	277,974	276,644
Accumulated depreciation	(23,770)	(17,285)
Midstream assets, net	$254,204	$259,359
Depreciation expense on midstream assets was $6.4 million, $6.9 million, and $7.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Other property and equipment consisted of the following:

	December 31,
(in thousands)	2025	2024
Carbon capture, utilization, and sequestration	$114,261	$69,743
Buildings	6,746	15,707
Furniture, fixtures, equipment, and vehicles	22,408	19,306
Computer software	8,461	5,595
Leasehold improvements	1,685	1,685
Land	3,090	3,090
Construction in process	6,350	3,575
Total	163,001	118,701
Accumulated depreciation	(25,262)	(21,401)
Other property and equipment, net	$137,739	$97,300
Depreciation expense for other property and equipment was $5.7 million, $6.4 million, and $5.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. During the year ended December 31, 2025, the Company received proceeds on the sale of other properties and equipment of $6.9 million, which included the sale of the Bridgeport field office of $5.5 million, less transaction costs of $0.4 million, and recognized a loss on sale of these properties and equipment of $1.8 million, which is included in the gains (losses) on sales of assets, net in the consolidated statements of operations. During the year ended December 31, 2024, the Company received proceeds on the sale of other properties of $5.0 million, and recognized a gain on sale of these properties of $3.6 million, which is included in the gains (losses) on sales of assets, net in the consolidated statements of operations. During the year ended December 31, 2023, the Company received proceeds on the sale of other properties of $6.7 million, and recognized a gain on sale of these properties of $2.2 million, which is included in the gains (losses) on sales of assets, net, in the consolidated statements of operations.
Write-Off of ERP System
During the year ended December 31, 2025, the Company was actively implementing a new enterprise resource planning ("ERP") system and had capitalized $6.9 million in software costs. However, during the third quarter of 2025, the Company decided to discontinue implementation of this ERP system and wrote off $5.6 million of capitalized software costs, which is included in other operating expense in the consolidated statements of operations, as the system was determined to no longer align with the Company's operational and strategic needs. The Company is in the process of implementing a new ERP system that better supports its business processes and long-term objectives.
Note 6 - Fair Value Measurements
As the Company uses the market approach to determine the fair value of its derivative instruments, these fair values are also compared to the values given by counterparties for reasonableness. Since natural gas and NGL swaps do not include optionality and therefore generally have no unobservable inputs, they are classified as Level 2. The Company factors its own non-performance risk into the valuation of derivatives using current published credit default swap rates. As of December 31, 2025 and 2024, the impact of the non-performance risk adjustment to the Company's fair value of commodity derivative liabilities was $1.6 million and $6.6 million, respectively.
The following tables set forth by level within the fair value hierarchy, the financial assets and liabilities that were accounted for at fair value on a recurring basis:

	December 31, 2025
	Fair Value Measurements Using:
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Derivative instruments	$88,214	$—	$88,214
Financial liabilities
Derivative instruments	5,767	—	5,767

	December 31, 2024
	Fair Value Measurements Using:
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial liabilities
Derivative instruments	$67,634	$—	$67,634
The contingent consideration was generated from the Devon Barnett Acquisition and on January 8, 2025, the Company paid the final 2024 contingent consideration of $20.0 million, which is reflected as contingent consideration payable within current liabilities on the consolidated balance sheets. The Devon Barnett Acquisition and the Exxon Barnett Acquisition contingencies are described further in Note 16 - Commitments and Contingencies. The Devon Barnett Acquisition was accounted for as an asset acquisition with the contingent consideration meeting the criteria of a derivative in accordance with ASC 815 - Derivatives and Hedging. See Note 7 - Derivative Instruments for further discussion.
The minority ownership puttable shares from the 2021 Plan (as defined in Note 13 - Stockholders' Equity and Mezzanine Equity) were recorded at fair value upon initial recognition in mezzanine equity, and its common stock was valued using both observable (Level 2) and unobservable (Level 3) inputs. Subsequent to the Company's IPO, the minority ownership puttable shares were converted to common stock. The minority ownership puttable shares are further described in Note 13 - Stockholders' Equity and Mezzanine Equity.
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
There was no Level 3 activity for the year ended December 31, 2025. The tables below sets forth the changes in the Company's Level 3 fair value measurements:

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
Other Fair Value Measurements
The carrying value of cash and cash equivalents, accounts receivable, net, and accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. Long-term debt obligations under the RBL Credit Agreement also approximate fair value because the variable rates of interest are market-based. The fair value of the 2030 Senior Notes as of December 31, 2025 was approximately $507.5 million based on quoted market prices from banks and are classified Level 2 in the fair value hierarchy. The 2030 Senior Notes are carried on the consolidated balance sheets at its original issuance value, as adjusted over time to accrete that value to par.
Note 7 - Derivative Instruments
The Company may utilize derivative contracts in connection with its natural gas and NGL operations to provide an economic hedge of the Company’s exposure to commodity price risk associated with anticipated future natural gas and NGL production. The Company also determined that the contingent consideration generated from the Devon Barnett Acquisition met the definition of a derivative in accordance with ASC 815 - Derivatives and Hedging, and the fair value of the contingent consideration was $20.0 million as of December 31, 2024, and is included in contingent consideration payable in the consolidated balance sheets. The change in the fair value of this contingent consideration was a gain of $7.5 million and $25.0 million for the years ended December 31, 2024 and 2023, respectively, and is included in gains on contingent consideration liabilities on the consolidated statements of operations. See Note 16 - Commitments and Contingencies for further discussion.
The derivative contracts outstanding as of December 31, 2025 consisted of commodity swaps, basis swaps, put and call options, and producer collar agreements, subject to master netting agreements with each individual counterparty. The following table presents gross commodity derivative balances prior to applying netting adjustments recorded in the consolidated balance sheets:

		December 31, 2025
(in thousands)	Balance Sheet Location	Gross Amounts of Assets and Liabilities	Offset Adjustments	Net Amounts of Assets and Liabilities
Current derivative assets	Commodity derivative assets, current	$64,669	$(2,887)	$61,782
Noncurrent derivative assets	Commodity derivative assets	34,116	(7,684)	26,432
Current derivative liabilities	Commodity derivative liabilities, current	2,887	(2,887)	—
Noncurrent derivative liabilities	Commodity derivative liabilities	13,451	(7,684)	5,767

		December 31, 2024
(in thousands)	Balance Sheet Location	Gross Amounts of Assets and Liabilities	Offset Adjustments	Net Amounts of Assets and Liabilities
Current derivative assets	Commodity derivative assets, current	$5,187	$(5,187)	$—
Noncurrent derivative assets	Commodity derivative assets	872	(872)	—
Current derivative liabilities	Commodity derivative liabilities, current	25,464	(5,187)	20,277
Noncurrent derivative liabilities	Commodity derivative liabilities	48,229	(872)	47,357
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
Derivative Contracts
The following tables set forth the derivative gains (losses), net on the consolidated statements of operations:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Gain (loss) on settled derivatives, net	$(8,083)	$112,527	$90,179
Gain (loss) on unsettled derivatives, net	113,164	(146,679)	148,564
Derivative gains (losses), net	$105,081	$(34,152)	$238,743
There were no early-terminated natural gas commodity derivative swap contracts during the year ended December 31, 2025. Settled derivative gains, net for the year ended December 31, 2024, includes gains of $13.3 million related to the termination of certain natural gas commodity derivative swap contracts prior to their contractual settlement dates. $8.4 million of such gains is attributable to early-terminated natural gas commodity derivative swap contracts covering production during the year ended December 31, 2024. Settled derivative gains, net for the year ended December 31, 2023 includes gains of $46.7 million related to the termination of certain natural gas commodity derivative swap contracts prior to their contractual settlement dates. $39.1 million of such gains is attributable to early-terminated natural gas commodity derivative swap contracts covering production during the year ended December 31, 2023.
During the first quarter in 2024, the Company entered into an agreement to sell a call option and subsequently received a net premium of $23.5 million for contracts that settle in 2026 and 2027. The call option has an established ceiling price of

$5.00 per MMBtu. If at the time of settlement the contracted settlement price exceeds the ceiling price, the Company pays the counterparty an amount equal to the difference between the contracted settlement price and the ceiling price multiplied by the contract volumes. The premium received was recorded as a liability and is subsequently adjusted to the current fair value of the option written. During the fourth quarter of 2025, the Company terminated a portion of the call option contracts scheduled to settle in 2026 in exchange for natural gas fixed-price swap contracts that will settle in 2026. No realized gain or loss was recognized on this transaction.
During the first quarter in 2025, the Company entered into agreements to buy put options and subsequently paid a net premium of $16.2 million for contracts that settle in 2026 and 2027. The put options have an established floor of $3.00 per MMBtu. If at the time of settlement the contracted settlement price falls below the floor, the counterparties pay the Company an amount equal to the difference between the contracted settlement price and the floor multiplied by the contract volumes. The premium paid was recorded as an asset and is subsequently adjusted to the current fair value of the option written. During the fourth quarter of 2025, the Company terminated a portion of the put option contracts scheduled to settle in 2026 in exchange for natural gas fixed-price swap contracts that will settle in 2026. No realized gain or loss was recognized on this transaction.
Volume of Derivative Activities
As of December 31, 2025, the Company’s derivative activities based on volume and contract prices, categorized by primary underlying risk and related commodity, by year, were as follows:
The following table represents natural gas commodity derivatives indexed to NYMEX Henry Hub pricing:

Instrument	MMBtu	Weighted Average Price (USD)	Weighted Average Price Floor	Weighted Average Price Ceiling	Fair Value as of December 31, 2025 (in thousands)
2026
Swap	154,460,650	$3.86			$35,268
2027
Swap	79,825,383	$4.03			$11,938
Collars	37,662,319		$3.57	$4.00	$(3,225)
Call options	36,500,000			$5.00	$(9,372)
Put options	36,500,000		$3.00		$7,014
2028
Swap	51,995,323	$3.93			$11,480
The following table represents natural gas basis derivatives based on the applicable basis reference price listed below:

Instrument	Basis Reference Price	MMBtu	Weighted Average Basis Differential	Fair Value as of December 31, 2025 (in thousands)
2026
Swap	Transco Leidy Basis	43,800,000	$(0.80)	$238
Swap	HSC Basis	54,750,000	$(0.32)	$7,408
Swap	Transco St 85 (Z4) Basis	36,500,000	$0.62	$4,225
Swap	NGPL TXOK Basis	47,521,249	$(0.36)	$3,384
2027
Swap	Transco Leidy Basis	7,300,000	$(0.77)	$36
Swap	HSC Basis	7,300,000	$(0.25)	$458
Swap	NGPL TXOK Basis	16,965,270	$(0.31)	$(93)
2028
Swap	HSC Basis	10,980,000	$(0.17)	$289
The following table represents natural gas liquids commodity derivatives for contracts, by contract type, expiring through December 31, 2027, based on the applicable index listed below:

Instrument	Commodity Reference Price	Gallons	Weighted Average Price (USD)	Fair Value as of December 31, 2025 (in thousands)
2026
Swap	OPIS Purity Ethane Mont Belvieu	142,691,481	$0.25	$468
Swap	OPIS IsoButane Mont Belvieu Non-TET	10,075,218	$0.83	$185
Swap	OPIS Normal Butane Mont Belvieu Non-TET	16,928,342	$0.80	$836
Swap	OPIS Propane Mont Belvieu Non-TET	59,163,120	$0.69	$4,359
Swap	OPIS Natural Gasoline Mont Belvieu Non-TET	25,835,930	$1.37	$5,411
2027
Swap	OPIS Purity Ethane Mont Belvieu	79,965,970	$0.28	$935
Swap	OPIS IsoButane Mont Belvieu Non-TET	2,732,077	$0.76	$21
Swap	OPIS Normal Butane Mont Belvieu Non-TET	4,873,274	$0.74	$92
Swap	OPIS Propane Mont Belvieu Non-TET	15,478,884	$0.64	$309
Swap	OPIS Natural Gasoline Mont Belvieu Non-TET	6,777,531	$1.26	$783
Note 8 - Asset Retirement Obligations
The Company has recognized an estimated liability for its asset retirement obligations related to the future costs of plugging, abandonment, and remediation of natural gas producing properties. The present value of the estimated asset retirement obligations has been capitalized as part of the carrying amount of the related natural gas properties. As of December 31, 2025 and 2024, the liability has been accreted to its present value and, for the years ended December 31, 2025, 2024, and 2023, accretion expense of $15.1 million, $14.1 million, and $13.2 million, respectively, was recognized and included in depreciation, amortization, depletion, and accretion in the consolidated statements of operations.
The following table summarizes the activities of the Company's asset retirement obligations:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Balance, as of January 1,	$201,158	$195,476	$182,300
Additions through acquisitions (1)	18,761	—	640
Liabilities incurred	226	42	89
Liabilities settled	(1,873)	(1,288)	(759)
Liabilities associated with property sold (2)	—	(7,133)	—
Accretion of discount	15,067	14,061	13,206
Balance, as of December 31,	233,339	201,158	195,476
Less current portion	(2,967)	(2,363)	(2,271)
Asset retirement obligations, long-term	$230,372	$198,795	$193,205
____________________________________________________
(1)Relates to the Bedrock Acquisition. See Note 3 - Acquisition and Dispositions for further discussion.
(2)Liabilities associated with property sold relate to the sales of Chaffee and certain non-operated upstream assets in Chelsea. See Note 3 - Acquisition and Dispositions for further discussion.
Note 9 - Related Parties
The Company has a loan agreement with Temple Generation I LLC (the “Power Plant”), a wholly-owned subsidiary of BKV-BPP Power LLC (see Note 14 - Investments for further discussion on BKV-BPP Power LLC). This loan agreement allows the Power Plant to borrow up to $10.0 million from the Company (“Power Plant Loan”). Interest on the outstanding principal is at six-month SOFR plus an interest rate margin of 4.75%. On June 13, 2023 and June 20, 2023, BKV-BPP Power LLC drew down $3.0 million and $5.0 million, respectively. On July 10, 2023, BKV-BPP Power LLC repaid the $8.0 million, including accrued interest. During the year ended December 31, 2024, the Company recognized zero interest income on the Power Plant Loan, and during the year ended December 31, 2023, the Company recognized interest income on the Power Plant Loan of an immaterial amount. The Power Plant Loan expired on November 30, 2023 and was not renewed.
On March 10, 2022, the Company entered into a loan agreement with BNAC and borrowed $75.0 million thereunder. On June 15, 2022, the Company entered into a subordination agreement with BNAC whereby the $75.0 million is subordinate to the term loans under the Company’s Term Loan Credit Agreement. Interest on the outstanding principal was SOFR plus an interest rate margin of 5.25%. During the year ended December 31, 2024, the Company repaid the outstanding balance of $75.0 million, including interest, and subsequently terminated the related party loan with BNAC with proceeds from the revolving borrowings on the RBL Credit Agreement and the IPO. For the years ended December 31, 2024 and 2023, interest expense recognized on this loan agreement was $5.2 million and $7.1 million, respectively.
Prior to the consummation of the IPO, the Company filed its income tax returns as part of BNAC. Accordingly, Section 45Q tax credits generated by the Barnett Net Zero Project were recognized by BNAC but attributable to the Company. For the years ended December 31, 2024 and 2023, the Company recognized $14.0 million, and $0.7 million, respectively, of income related to the Section 45Q tax credits, and as of December 31, 2025 and 2024, the Company had receivables of $10.8 million and $14.7 million, respectively, from BNAC related to those Section 45Q tax credits, which is included in accounts receivable, related parties on the consolidated balance sheets. Separately, as of December 31, 2025 and 2024, the Company had payables of $0.8 million and $1.4 million, respectively, to BNAC for current tax expense included in income taxes payable to related party on the consolidated balance sheets. During these periods, these amounts due to BNAC are related to reimbursements for income tax related items. In addition, as of December 31, 2025 and 2024, the Company had a receivable from BNAC of $0.4 million and $0.2 million, respectively, related to shared general and administrative expenses, which is included in accounts receivable, related parties on the consolidated balance sheets.
As of December 31, 2025 and 2024, the Company had accounts receivable from BKV-BPP Power LLC of $0.4 million and $0.5 million, respectively. These receivable balances are related to reimbursement for certain expenses paid on behalf of BKV-BPP Power LLC and amounts receivable under an Administration Services Agreement (“ASA”) between the Company and BKV-BPP Power LLC. See Note 14 - Investments for further discussion of the ASA and the Company’s equity method investments. During the years ended December 31, 2025, 2024, and 2023, the Company recognized $1.8 million, $3.1 million, and $3.6 million, respectively, of income related to the services provided under the ASA, which is included in related party revenue on the consolidated statements of operations.

Note 10 - Revenue from Contracts with Customers
All of the Company's revenues are generated in the states of Pennsylvania and Texas. Revenues consist of the following:

	Year Ended December 31, 2025
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$67,668	$607,410	$675,078
NGLs	—	173,059	173,059
Oil	—	9,460	9,460
Total natural gas, NGL, and oil sales	$67,668	$789,929	$857,597

Marketing revenues	—	12,304	12,304
Midstream revenues	—	10,456	10,456
Related party and other	—	13,424	13,424
Total	$67,668	$826,113	$893,781

	Year Ended December 31, 2024
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$38,795	$346,661	$385,456
NGLs	—	165,508	165,508
Oil	—	6,606	6,606
Total natural gas, NGL, and oil sales	$38,795	$518,775	$557,570

Marketing revenues	—	10,668	10,668
Midstream revenues	2,014	10,546	12,560
Related party and other	—	23,732	23,732
Total	$40,809	$563,721	$604,530

	Year Ended December 31, 2023
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$57,678	$452,168	$509,846
NGLs	—	187,860	187,860
Oil	—	8,445	8,445
Total natural gas, NGL, and oil sales	$57,678	$648,473	$706,151

Marketing revenues	—	8,710	8,710
Midstream revenues	4,635	11,533	16,168
Related party and other	—	8,251	8,251
Total	$62,313	$676,967	$739,280
As of December 31, 2025 and 2024, the Company's receivables from contracts with customers were $76.8 million and $45.8 million, respectively.
Note 11 - Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities included in current liabilities consist of the following:

	December 31,
(in thousands)	2025	2024
Accounts payable	$84,406	$53,238
Accrued payroll	29,411	23,435
Oil and gas production and other taxes payable	21,604	21,263
Commodity derivative settlements payable	24,705	3,891
Revenues payable	36,310	17,921
Other accrued liabilities	10,498	1,618
Total	$206,934	$121,366
Note 12 - Equity-Based Compensation
2024 Equity and Incentive Compensation Plan
The Company's 2024 Equity and Incentive Compensation Plan (the “2024 Plan”) became effective immediately prior to the consummation of the IPO and in December 2025, the Company's board of directors approved an amendment and restatement of the 2024 Plan to increase the number of shares of common stock available for grant and issuance under the 2024 Plan by 2,500,000 shares, effective March 5, 2026 (the 2024 Plan, as so amended and restated, the “A&R 2024 Plan”). The A&R 2024 Plan was also approved by holders of a majority of the voting power of the Company's outstanding capital stock in January 2026.

The A&R 2024 Plan permits the grant of awards to the non-employee directors, officers, and other employees of BKV Corp and its controlled subsidiaries in order to provide incentives and rewards for service and/or performance. The Company may grant stock options, appreciation rights, restricted stock, RSUs, performance shares, performance units, cash incentive awards, and certain other awards based on or related to shares of the Company's common stock. Under the A&R 2024 Plan, the Company can issue up to 7,500,000 shares of its common stock, which are subject to adjustment to reflect any extraordinary cash dividend, stock dividend, split, or combination of the Company's common stock. The aggregate number of shares of the Company's common stock available for award under the A&R 2024 Plan will be reduced by one share of the Company's common stock for every one share of its common stock subject to an award granted under the A&R 2024 Plan. Each grant of an award under the A&R 2024 Plan will be evidenced by an award agreement that includes terms and provisions, determined by the Company's Compensation Committee (or other committee of the board of directors designated by the board to administer the A&R 2024 Plan), which outlines the number of shares of common stock, earning or vesting terms, and any other terms consistent with the A&R 2024 Plan.
Any shares of common stock awarded under the A&R 2024 Plan that have been canceled, forfeited, expired, settled for cash shares, or is unearned (in whole or part) will be added back to the aggregate number of shares of common stock available under the A&R 2024 Plan, with the exception of the following: (i) shares of common stock withheld by the Company in payment of the exercise price of a stock option; (ii) shares of common stock tendered or otherwise used in payment of the exercise price of a stock option; (iii) shares of common stock withheld by the Company or tendered or otherwise used to satisfy a tax withholding obligation; (iv) shares of common stock subject to share-settled appreciation rights that are not actually issued in connection with the settlement of such appreciation right; and (v) shares of common stock reacquired by the Company on the open market or otherwise using cash proceeds from the exercise of stock options. As of December 31, 2025, 2,685,601 shares were available for future grants under the 2024 Plan. As of March 5, 2026, 4,713,922 shares were available for future grants under the A&R 2024 Plan.
Performance-Based Restricted Stock Units
On September 27, 2024, the Company granted 704,649 PRSUs under the 2024 Plan that cliff vest on December 31, 2026, and are subject to a performance period beginning January 1, 2024 and ending on December 31, 2026. During the year ended December 31, 2025, the Company granted 670,181 PRSUs, which cliff vest on December 31, 2027, and are subject to a performance period beginning January 1, 2025 and ending on December 31, 2027, (collectively with the PRSU grants issued in 2024, the “PRSU Performance Period”). The table below summarizes the PRSU activity for the year ended December 31, 2025:

(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Unvested PRSUs as of January 1, 2025	703	$12.23
Granted	670	$19.44
Vested	(52)	$12.92
Forfeitures	(136)	$14.14
Unvested PRSUs as of December 31, 2025	1,185	$16.06
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
The aTSR and rTSR components of the awards are market-based conditions valued using the Monte-Carlo Simulation pricing model, which calculates multiple potential outcomes and establishes grant date fair value based on the most likely outcome. ROCE is considered to be a non-market performance condition. Thus, the likelihood of achievement must be reassessed at every reporting period, and compensation expense is adjusted accordingly. As of December 31, 2025, management estimates ROCE performance for the post IPO grants issued during the year ended December 31, 2024 to be lower than the target performance by approximately 2.1%, and for the grants that were issued during the year ended December 31, 2025 to be higher than the target performance level by approximately 55.4%. The grant date fair value of the PRSUs presented in the activity for the years ended December 31, 2025 and 2024, takes into account the grant date fair value for ROCE, due to the non-market performance conditions being probable of achievement as of the respective modification date or grant date which establishes a grant date fair value. The fair value was estimated using the following assumptions for the PRSUs granted for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025 (1)	2024
Volatility (2)	40%	40%
Expected dividend rate	—%	—%
Risk free rate	3.9%	3.5%
aTSR weighted average grant date value	$14.39	$6.78
rTSR weighted average grant date value	$23.90	$9.91
ROCE	$19.89	$18.05
Expected term	3 years	3 years
___________________________________________
(1)There were four specific grant dates during the year ended December 31, 2025. Amounts shown represent weighted average.
(2)Volatility uses a combination of daily historical and implied volatility over a look back period commensurate with the remaining term of the assets.
As of December 31, 2025, there was $14.6 million of unrecognized compensation expense related to the PRSU awards, which will be amortized over a weighted average period of 1.5 years.
Equity-based compensation related to PRSUs was $8.1 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively, which is included in general and administrative expenses in the consolidated statements of operations.
Time-Based Restricted Stock Units
On September 27, 2024, the Company granted 469,835 TRSUs under the 2024 Plan, and during the year ended December 31, 2025, the Company granted 469,734 TRSUs under the 2024 Plan. Under the applicable provisions of the 2024 Plan, the TRSU incentive award vests annually over three anniversary dates in equal portions with the first tranche vesting on January 1, 2025, subject to continued employment with the Company and board of director approval. The table below summarizes the TRSU activity for the year ended December 31, 2025:

(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Unvested TRSUs as of January 1, 2025	469	$18.05
Granted	470	$20.11
Vested	(156)	$18.05
Forfeited	(94)	$18.51
Unvested TRSUs as of December 31, 2025	689	$19.39
As of December 31, 2025, there was $8.7 million of unrecognized compensation expense related to the TRSU awards, which will be amortized over a weighted average period of 1.7 years.
Equity-based compensation related to TRSUs was $4.7 million and $2.8 million for the years ended December 31, 2025 and 2024, respectively, which is included in general and administrative expenses in the consolidated statements of operations.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (the “ESPP”) became effective immediately prior to the consummation of the IPO. A total of 500,000 shares of the Company's common stock are available for awards under the ESPP and eligible employees are only permitted to purchase shares of the Company's common stock through payroll deductions, which cannot exceed 10% of the employee's eligible compensation. The ESPP will be implemented through a series of offerings of up to a period of 27 months, which will consist of one offering period. During the offering period, payroll contributions will accumulate without interest and, on the last trading day of the offering period, accumulated payroll deductions will be used to purchase shares of the Company's common stock. For the year ended December 31, 2025, the Company recognized equity-based compensation expense related to the ESPP of $0.1 million, which is included in general and administrative expenses in the consolidated statements of operations.

2021 Equity and Incentive Compensation Plan
On January 1, 2021, the BKV Corporation Long-Term Incentive Plan (the “2021 Plan”) was established. Upon consummation of the IPO, 7,724,499 RSUs were considered to have been granted under ASC 718 - Compensation-Stock Compensation (“ASC 718”), when taking into consideration PRSUs at the maximum performance level and TRSUs anticipated to be legally granted in the three years following inception. As of December 31, 2024, the awards considered granted under ASC 718 since inception equaled the number of RSUs legally granted. Prior to the Company's IPO, RSUs under the 2021 Plan were recognized in mezzanine equity on the consolidated statements of stockholders' equity and mezzanine equity, and were valued using unobservable inputs. See Note 6 - Fair Value Measurements for further detail.
Performance-Based Restricted Stock Units
PRSUs cliff vest and were subject to a vesting or performance period beginning January 1, 2021 and ending on December 31, 2023 (the "Performance Period"). As of December 31, 2023, or the Performance Period, the Company achieved its goals as follows: TSR met its threshold at 136%, ROCE met its threshold at 131%, and IPO readiness met its threshold at 200%. In February 2024, the Plan's committee approved the Company's goals and the PRSUs outstanding as of December 31, 2023, vested with some being forfeited prior to the Plan's approval. The following table summarizes the PRSU activity under the 2021 Plan for the year ended December 31, 2024:

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
Due to the PRSU cliff vest, there was no equity-based compensation under the 2021 Plan for the years ended December 31, 2025 and 2024. For the year ended December 31, 2023, equity-based compensation related to the PRSUs was $22.2 million. This cost is included in general and administrative expenses in the consolidated statements of operations.
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
For the years ended December 31, 2024 and 2023, equity-based compensation expense related to the TRSUs under the 2021 Plan was $12.7 million and $3.6 million, respectively, which is included in general and administrative expenses in the consolidated statements of operations. Upon consummation of the IPO, the remaining TRSUs from the 2021 Plan vested.
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
Equity Offerings
On December 3, 2025, the Company completed its public offering of 6,900,000 shares of common stock at a price to the public of $26.00 per share, for gross proceeds of $179.4 million. After underwriting discounts and commissions of $9.3 million, the Company received net proceeds from the offering of $170.1 million. The offering costs were recorded as a reduction to additional paid-in capital. BKV used the net proceeds from the offering, together with cash on hand, for the payment of the cash consideration of the purchase price in connection with BKV’s acquisition of a controlling interest in BKV-BPP Power LLC and related expenses.
As part of the Bedrock Acquisition, the Company issued 5,233,957 shares of BKV's common stock to the Seller at a closing price of $23.74 at September 29, 2025. In accordance with the Bedrock Purchase Agreement, the number of shares issued was determined by dividing $110.0 million by $21.0166, the volume weighted average price of BKV common stock during the 20 consecutive trading-day period ending August 7, 2025. As of September 29, 2025 the date of the Bedrock Acquisition, the fair value of stock consideration was $124.3 million. Issuance costs related to the Bedrock Acquisition of $0.3 million were recorded as a reduction to additional paid-in capital. See Note 3 - Acquisition and Dispositions for further detail on the Bedrock Acquisition.
On September 27, 2024, the Company completed its IPO of 15,000,000 shares of common stock at a price to the public of $18.00 per share. After underwriting discounts and commissions of $16.2 million, the Company received net proceeds from the offering of $253.8 million. The Company also granted the IPO underwriters a 30-day option to purchase up to 2,250,000 additional shares of common stock on the same terms. The underwriters partially exercised the option and on October 28, 2024, purchased 701,003 additional shares of common stock, resulting in additional net proceeds of $11.9 million, after deducting underwriting discounts and commissions of $0.8 million.
Upon consummation of the IPO, 5,026,638 mezzanine shares were converted into common stock.
On September 27, 2023, the Company made a capital call on BNAC of $150.0 million, and pursuant to the requirements of the existing stockholders' agreement, BNAC made a capital contribution in exchange for 7,500,000 shares of BKV common stock. To comply with a financial covenant under the Term Loan Credit Agreement, $138.3 million of BNAC's capital contribution was placed in a debt service reserve account, which was released upon termination of the Term Loan Credit Agreement. See Note 2 - Summary of Significant Accounting Policies for further information.
Common Shares Issued and Outstanding
As of December 31, 2025 and 2024, the Company had 96,871,868 and 84,600,301, respectively, of common shares issued and outstanding. See discussion below in the Treasury Stock section of this note for discussion of redemptions and purchases of the Company’s own common stock during the years ended December 31, 2025, 2024, and 2023.
There were no cash dividends declared or paid during the years ended December 31, 2025, 2024, and 2023.
Minority Ownership Puttable Shares — Mezzanine Equity
On May 1, 2020, the Company issued 47,350,000 shares, of which, 1,114,385 shares were issued to certain non-controlling management shareholders of BKV as a part of a series of acquisitions, including the corporate restructuring of BKV Corp, and 1,000,000 shares were issued as part of the merger with Kalnin Ventures LLC (collectively, the “Management Shares”). As of December 31, 2023, there were 1,976,689 of these minority shares outstanding. Upon consummation of the IPO, all Management Shares were converted into common stock. The Management Shares included a put and call feature which required BKV to repurchase shares from these shareholders upon the occurrence of certain events stipulated in the Stockholders’ Agreement at either $20.00 per share or the fair market value per share, depending on the type and timing of the triggering event. In addition, BKV had the right to call and repurchase the Management Shares upon the occurrence of certain events stipulated in the Stockholders’ Agreement at either $20.00 per share or the fair market value per share, depending on the type and timing of the triggering event. Since the shares were not mandatorily redeemable, but could become redeemable at the option of the holder, the fair market value of the Management Shares upon issuance was recognized within mezzanine equity. As of December 31, 2023, management determined it was probable that the shares would become redeemable at the end of the three-year period and elected to carry the shares at redemption value, or fair market value, in mezzanine equity on the consolidated balance sheets. During the years ended December 31, 2024 and 2023, the Company recognized adjustments of years ended December 31, 2024 and 2023, $0.5 million, and $2.5 million, respectively, to the carrying value of the Management Shares to adjust to redemption value.
No Management Shares were redeemed during the years ended December 31, 2024 and 2023.
Employee Stock Purchase Plan — Mezzanine Equity

The Company’s Employee Stock Purchase Plan (the “2021 ESPP”) was adopted on November 1, 2021 and reserved 3,735,294 shares of common stock for purchase by eligible employees of the Company. As of December 31, 2023, there were 146,116 of the 2021 ESPP shares outstanding. The number of shares available was subject to adjustment based on anti-dilution provisions in the Stockholders’ Agreement. The 2021 ESPP allowed for certain eligible non-employees and members of the board of directors to purchase shares under the 2021 ESPP in addition to eligible employees of the Company. There were no shares issued under the 2021 ESPP during the years ended December 31, 2024 and 2023, and during the years ended December 31, 2024 and 2023, the Company redeemed 300 and 100 shares of common stock, respectively. The shares sold under the 2021 ESPP included a put right which allowed for holders of the 2021 ESPP shares to require the Company to purchase the shares upon the occurrence of certain events stipulated by the 2021 ESPP. The shares could also be purchased by the Company, at its discretion upon the occurrence of certain events, as stipulated in the 2021 ESPP. Because the shares were not mandatorily redeemable but could become redeemable at the option of the eligible employee, non-employee, or directors, the fair market value of the shares of common stock sold under the 2021 ESPP was recognized within mezzanine equity upon issuance. Management determined it was probable that the shares will become redeemable and elected to carry the shares at redemption value, or fair value, in mezzanine equity on the consolidated balance sheets. During the years ended December 31, 2024 and 2023, the Company recognized an adjustment of an immaterial amount and $0.2 million, respectively, to the carrying value of the 2021 ESPP shares. Upon consummation of the IPO, all 2021 ESPP shares were converted into common stock.
Equity-Based Compensation — Mezzanine Equity
As discussed in Note 12 - Equity-Based Compensation, the 2021 Plan included a put right available to the incentive award grant recipients. Accordingly, management determined it was probable the shares issued in settlement of the RSUs upon vesting will become redeemable and elected to carry the shares at redemption value which equals fair market value. During the years ended December 31, 2024 and 2023, the Company recognized an adjustment to the pro-rata portion of the RSUs which have vested in the amounts of $9.3 million and $15.6 million, respectively. The maturities related to the redemption feature were in accordance with the vesting terms discussed in Note 12 - Equity-Based Compensation, and took into account the three year and 181 day holding periods. During the years ended December 31, 2024 and 2023, the Company issued 2,696,587 and 133,622 of common stock, respectively, upon vesting of RSUs, net of shares withheld for income taxes. As of December 31, 2023, the Company had 301,134 shares of common stock issued in settlement of vested incentive awards outstanding, which is included in equity-based compensation within mezzanine equity on the consolidated balance sheets of the Company at redemption value of $7.9 million. Upon consummation of the IPO, shares related to equity-based compensation in mezzanine equity were converted into common stock.
Treasury Stock
During the year ended December 31, 2025, the Company did not purchase any shares. During the year ended December 31, 2024, the Company purchased, 150 shares for an immaterial amount at a weighted average price of $26.34 per share, and during the year ended December 31, 2023, the Company purchased 20,748 shares for $0.6 million at a weighted average price of $29.09 per share.
Note 14 - Investments
Equity Method Investment
As of December 31, 2025, the Company was a 50% owner of BKV-BPP Power, which was accounted for as an equity method investment. BKV-BPP Power owns and operates the Temple Plants, which are two combined cycle gas turbine and steam turbine power plants located on the same site in the ERCOT North Zone in Temple, Texas. The Temple Plants deliver power to customers on the ERCOT power network in Texas. BKV-BPP Power also has a wholly-owned subsidiary that engages in retail power sales to customers in Texas.
BKV-BPP Power has a term loan from each of its affiliates, BNAC and BPPUS, each in the amount of $95.5 million, both of which mature on November 1, 2026.
On May 30, 2025, the Company, as lender, entered into a credit facility agreement with BKV-BPP Power to allow BKV-BPP Power to borrow up to $10.0 million from the Company (“BKV-BPP Power Credit Facility”). Interest on the outstanding principal is at six-month SOFR plus an interest rate margin of 5.35%, and payable on a semi-annual basis and upon expiration of the term of the facility. The term of the BKV-BPP Power Credit Facility is from June 1, 2025 until the earlier of May 31, 2027 or until BKV-BPP Power secures a working capital facility from other financial sources. As of December 31, 2025, there were no outstanding borrowings on the BKV-BPP Power Credit Facility.
The Company has an Administrative Service Agreement (“ASA”) with BKV-BPP Power, in which the Company provides certain services as required by the ASA, on an annual basis with options to extend. During the years ended December 31, 2025, 2024, and 2023, the Company recognized revenues of $1.8 million, $3.1 million, and $3.6 million, respectively, related to the services provided under the ASA, which is included in related party revenues on the consolidated statements of operations.
During the years ended December 31, 2025, 2024, and 2023, the Company recognized, based on its 50% ownership interest in BKV-BPP Power, earnings of $14.9 million, $10.4 million, and $16.9 million, respectively. For the year ended December 31, 2025, BKV-BPP Power's total revenues, net, included unrealized derivative gains of $7.2 million and operating expenses included unrealized derivative losses of $2.4 million. For the year ended December 31, 2024, BKV-BPP Power's total revenues, net, included unrealized derivative gains of $65.7 million and operating expenses included unrealized derivative losses of $1.7 million. For the year ended December 31, 2023, BKV-BPP Power's total revenues, net, included unrealized derivative losses of $74.2 million and operating expenses included unrealized derivative gains of $0.6 million.
On September 27, 2023, the Power JV Board authorized a dividend to the Company of $10.0 million, and on October 17, 2023, the dividend was paid.
The table below sets forth a reconciliation of BKV Corp’s investment in BKV-BPP Power:

(in thousands)
Balance as of December 31, 2022	$97,885
Equity in earnings of BKV-BPP Power	16,865
Dividends from Power Joint Venture	(10,000)
Balance as of December 31, 2023	104,750
Equity in earnings of BKV-BPP Power	10,423
Balance as of December 31, 2024	115,173
Equity in earnings of BKV-BPP Power	14,895
Balance as of December 31, 2025	$130,068
The table below sets forth the summarized financial information of BKV-BPP Power:

Balance Sheet	December 31,
(in thousands)	2025(1)	2024(1)
Current assets	$123,839	$140,865
Noncurrent assets	816,142	842,491
Total assets	$939,981	$983,356
Current liabilities	$231,928	$70,994
Noncurrent liabilities	450,947	685,045
Total liabilities	682,875	756,039
Members' equity	257,106	227,317
Total liabilities and members' equity	$939,981	$983,356
____________________________________________________
(1)Amounts are based on BKV-BPP Power's audited financial statements.

Income Statement	Year Ended December 31,
(in thousands)	2025(1)	2024(1)	2023(1)
Total revenues, net	$523,540	$459,880	$326,604
Depreciation and amortization	38,273	37,967	31,752
Operating expenses	399,216	331,396	211,323
Income from operations	86,051	90,517	83,529
Interest expense	(63,293)	(72,908)	(50,524)
Other income	7,031	3,476	863
Net income	$29,789	$21,085	$33,868
____________________________________________________
(1)Amounts are based on BKV-BPP Power’s audited financial statements.

On October 29, 2025, the Company entered into the definitive purchase agreement for the BKV-BPP Power Joint Venture Transaction, which closed on January 30, 2026. For additional information, see Note 19 - Subsequent Events.
Variable Interest Entities
BKV-CIP Joint Venture
On May 8, 2025, BKV dCarbon Ventures, together with C Squared Solutions, Inc. (the “Class B Member”), a subsidiary of the Energy Transition Fund managed by Copenhagen Infrastructure Partners (CIP), and for the limited purposes specified therein, BKV Corporation, entered into the BKV-CIP JV Agreement forming BKV dCarbon Project, LLC (the “BKV-CIP Joint Venture”) for the purpose of developing CCUS projects. On May 8, 2025, BKV dCarbon Ventures contributed to the BKV-CIP Joint Venture $40.3 million of CCUS assets that included the BKV dCarbon Barnett Zero, LLC and BKV dCarbon Las Tiendas, LLC and related assets (including the Barnett Zero and Eagle Ford CCUS projects), and $4.1 million of Section 45Q accrued receivables at carrying value, and committed to future contributions of certain CCUS projects, related assets, and/or cash in exchange for an interest in the BKV-CIP Joint Venture and 4,796,421 Class A Units at $10.00 per share. The Class B Member committed up to an initial $500.0 million in cash for use by the BKV-CIP Joint Venture in construction and operating new CCUS projects across the United States in exchange for no more than a 49% interest in the BKV-CIP Joint Venture. As of December 31, 2025 and during the year ended December 31, 2025, the Class B Member contributed $17.9 million, and received distributions of $1.2 million. In exchange for the Class B Member's contribution to the BKV-CIP Joint Venture, the Class B Member has received a total of 1,791,155 of the BKV-CIP Joint Venture's Class B Units at $10.00 per share.
Net income (loss) is allocated to each member pursuant to the BKV-CIP JV Agreement's liquidation provisions. For the year ended December 31, 2025, BKV dCarbon Ventures and the Class B Member's allocation in BKV-CIP Joint Venture's net income (loss) was 53% and 47%, respectively.
BKV-BPP Cotton Cove Joint Venture
On June 26, 2025, BKV dCarbon Ventures and BPPUS amended and restated the BKV-BPP Cotton Cove LLC Agreement, whereby on July 9, 2025, BKV dCarbon Ventures contributed $3.3 million to BKV-BPP Cotton Cove, net of $0.1 million of expenditures paid by BKV dCarbon Ventures on behalf of BKV-BPP Cotton Cove, and on July 10, 2025, BPPUS received $5.4 million of its initial capital contribution of $8.6 million from BKV-BPP Cotton Cove. Subsequent to these transactions, BKV dCarbon Ventures contributed an additional $5.8 million, for a total of $9.0 million, and BPPUS contributed an additional $5.5 million, for a total of $8.8 million, for the year ended December 31, 2025.
As of December 31, 2025, BKV dCarbon Ventures owns a 51% controlling interest in BKV-BPP Cotton Cove, with BPPUS retaining a 49% interest. The identifiable assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date, with the excess of the fair value of the net assets acquired over the consideration transferred recognized as noncontrolling interest within equity. On July 10, 2025, once the appropriate contributions were made to satisfy the BKV-BPP Cotton Cove LLC Agreement, the primary components of the assets acquired and liabilities assumed included the following (in thousands):

Consideration
Cash	$6,927
Total consideration	6,927

Assets acquired and liabilities assumed
Cash and cash equivalents	$2,077
Account receivable, net	(624)
Other property and equipment, net	5,535
Accounts payable and accrued liabilities	(61)
Total net assets acquired	$6,927
Both the BKV-CIP Joint Venture and BKV-BPP Cotton Cove Joint Venture were formed to advance the Company’s CCUS strategy and do not represent a material business combination under ASC 805, Business Combination, as the assets acquired and liabilities assumed were not significant to the Company’s consolidated financial statements. Accordingly, the Company did not recognize goodwill or a bargain purchase gain.
The Company considers the BKV-CIP Joint Venture and BKV-BPP Cotton Cove Joint Venture to each be a VIE in accordance with ASC 810, Consolidation as the Company is deemed to be the primary beneficiary of these joint ventures.

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
The BKV-CIP Joint Venture and BKV-BPP Cotton Cove are exposed to similar operational risks as the Company, and are each therefore monitored and evaluated on a similar basis by management. The carrying amounts and classification of the consolidated VIE assets and liabilities included in the consolidated balance sheets are as follows (excluding intercompany balances):

(in thousands)	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$5,075
Accounts receivable, net	12,317
Prepaid expenses	23
Other current assets	631
Total current assets	18,046
Other property and equipment, net	72,058
Total assets	$90,104

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$7,149
Total liabilities	$7,149
Noncontrolling Interests
Noncontrolling interests held by the Class B Member of 49% in the BKV-CIP Joint Venture and by BPPUS of 49% in BKV-BPP Cotton Cove are presented as noncontrolling interest on the consolidated balance sheets. Pursuant to the BKV-CIP JV Agreement, the Class B Units are not mandatorily redeemable or currently redeemable, but become exercisable with the passage of time, which is on the second anniversary of the BKV-CIP JV Agreement, or May 8, 2027. The Company determined that there is an embedded put option in the Class B Units, which does not meet the derivative accounting criteria, and is not within control of the Company. Therefore, the shares of the BKV-CIP Joint Venture's Class B Units have been classified as noncontrolling interest within mezzanine equity on the Company's consolidated balance sheets. The redemption value of the Class B Units is based on a multiple on invested capital equal to 1.65, which may be redeemed on the second anniversary date. The contributions from the Class B Member are accreted to the redemption value over a 2-year period (using the effective interest method) with the accretion accounted for as a dividend paid to the Class B Member.
As of December 31, 2025, distributions payable to Class B Member was $6.9 million, which represents 49% of the Section 45Q tax credits generated by BKV dCarbon Ventures in 2024. The distributions payable is included in accounts payable and accrued liabilities on the consolidated balance sheets.
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
The Company is subject to U.S. federal income tax as well as income in various state jurisdictions, and the Company’s operating cash flow is sensitive to the amount of income taxes the Company must pay. In the jurisdictions in which the

Company operates or previously operated, income taxes are assessed on earnings after consideration of all allowable deductions and credits. Changes in the types of earnings that are subject to income tax, the types of costs that are considered allowable deductions (such as intangible drilling costs) and the timing of such deductions, or the rates assessed on the Company’s taxable earnings would all impact the Company’s income taxes and resulting operating cash flow. In addition, new taxes are, on occasion, proposed and if enacted, could adversely impact the Company’s financial condition and results of operations.
Substantially all of the Company’s accounts receivable result from the sale of natural gas and joint interest billings. The Company sells the substantial majority of its natural gas, NGLs, and oil to fewer than five customers and bills working interest owners for costs related to development of the Company’s natural gas properties. As of December 31, 2025 and 2024, the Company’s receivables from contracts with customers were $76.8 million and $45.8 million, respectively. Also, as of December 31, 2025 and 2024, one purchaser accounted for more than 10% of accounts receivables, and for the years ended December 31, 2025, 2024, and 2023, the same purchaser’s revenues were $675.9 million, $380.6 million, and $476.5 million, respectively. Another purchaser’s revenues, that also accounted for more than 10% of the Company’s revenues for the years ended December 31, 2025, 2024, and 2023, amounted to $147.6 million, $146.0 million, and $170.6 million, respectively. The Company does not believe that the loss of these customers would have a material adverse effect on the consolidated financial statements because alternative customers are readily available.
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
The Company recorded a contingent liability of $5.3 million that was carried over from the NEPA acquisition for remitting lease related payments to certain leaseholders. During the year ended December 31, 2024, a judgment was issued in court ruling that BKV was not responsible for this liability and the likelihood of the case being taken up to the supreme court would be minimal. As such, the liability was removed and is reflected in other income on the consolidated statements of operations. In 2021, the Company also recorded an additional $0.4 million of contingent liabilities that was remediated during the year ended December 31, 2024, and is reflected as a reduction in general and administrative expenses on the consolidated statements of operations.
As a part of the consideration paid for the Devon Barnett Acquisition, additional cash consideration would be required to be paid by the Company if certain thresholds were met for average Henry Hub natural gas and WTI crude oil prices for each of the calendar years during the period beginning January 2021 through December 31, 2024 (the “Devon Barnett Earnout”). Average Henry Hub payouts and threshold were as follows: $2.75/MMBtu $20.0 million, $3.00/MMBtu $25.0 million, $3.25/MMBtu $35.0 million, and $3.50/MMBtu $45.0 million; average WTI payouts and thresholds are as follows for these periods: $50.00/Bbl $10.0 million, $55.00/Bbl $12.5 million, $60.00/Bbl $15.0 million, and $65.00/Bbl $20.0 million. Payments were due in the month following the end of the respective measurement period for which the hurdle rates were set. On January 13, 2023, the Company paid the 2022 portion of the arrangement of $65.0 million. On January 12, 2024, the Company paid the 2023 contingent consideration of $20.0 million, and on January 8, 2025, the Company paid the final 2024 contingent consideration of $20.0 million, which is reflected as contingent consideration payable within current liabilities on the consolidated balance sheets. As described in Note 6 - Fair Value Measurements and Note 7 - Derivative Instruments, the contingent consideration was accounted for as a derivative instrument. Management uses NYMEX forward pricing estimates for both Henry Hub and WTI hurdle rates and Monte Carlo simulations to determine the fair value of the contingent consideration. For the years ended December 31, 2024 and 2023, the changes in the fair value of the contingent consideration were gains of $7.5 million, and $25.0 million, respectively. These changes in the fair value during these periods impacted the associated liability on the consolidated balance sheets and the changes were recognized in the gains on contingent consideration liabilities on the consolidated statements of operations.
In conjunction with the Exxon Barnett Acquisition, additional cash consideration would have been required to be paid by the Company if certain thresholds for future Henry Hub natural gas prices were met for the years ended December 31, 2024 and 2023. Based on the thresholds for these periods, no payouts were required. As of December 31, 2024, the fair value of the contingent consideration was zero. For the years ended December 31, 2024 and 2023, the changes in the fair value of the contingent consideration were gains of $2.2 million, and $13.4 million, respectively. These changes in the fair value during these periods reduced the associated liability on the consolidated balance sheets and the changes were recognized in the gains on contingent consideration liabilities on the consolidated statements of operations. Refer to Note 6 - Fair Value Measurements for the valuation methodology and associated inputs.
The Company has commitments in the form of gathering, processing, and transportation agreements with various third parties that require delivery of 892,628,886 dekatherms of natural gas. The significant majority of the agreements terminate by 2029, with one agreement extending through 2036. As of December 31, 2025, the aggregate undiscounted future payments required under these contracts total $259.4 million.
A summary of the Company's commitments, excluding contingent consideration, as of December 31, 2025, is provided in the following table:

(in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
RBL Credit Agreement	$—	$—	$—	$—	$—	$—	$—
Interest payable	10,104	—	—	—	—	—	10,104
Operating lease payments	6,216	1,139	924	947	978	2,684	12,888
Natural gas transportation commitments	70,249	62,062	53,909	34,257	5,913	33,016	259,406
Total	$86,569	$63,201	$54,833	$35,204	$6,891	$35,700	$282,398
Note 17 - Income Taxes
The Company's income (loss) before income taxes has been incurred in the United States. The Company’s income tax expense (benefit) consisted of the following:
Tax Expense (Benefit)

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current tax expense (benefit)
United States federal income tax	$(476)	$573	$—
Various state income taxes	(528)	633	(4,169)
Total current income tax expense (benefit)	(1,004)	1,206	(4,169)
Deferred tax expense (benefit)
United States federal income tax	36,598	(44,463)	29,569
Various state taxes	(163)	(348)	2,825
Total deferred income tax expense (benefit)	36,435	(44,811)	32,394
Income tax expense (benefit)	$35,431	$(43,605)	$28,225
In 2025, the Company adopted ASU 2023-09, Income Taxes: Improvement to Income Tax Disclosures (see Note 2 - Summary of Significant Accounting Policies). The following table reconciles the provision for income taxes using the federal statutory rate to the Company's effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the years ended December 31, 2025, 2024, and 2023. Income tax expense (benefit) attributable to pre-tax income differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21% to pre-tax income by the following:

	Year Ended December 31,
($ in thousands)	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Income (loss) before income taxes	$210,275		$(186,475)		$145,143

U.S. federal tax at statutory tax rate	$44,158	21.0%	$(39,160)	21.0%	$30,480	21.0%
State and local income taxes, net of federal income tax effect	(692)	(0.3)%	(76)	—%	(1,344)	(0.9)%
Tax credits
Investment tax credit	—	—%	(1,010)	0.5%	—	—%
Marginal well credit	(10,226)	(4.9)%	(7,644)	4.1%	—	—%
Nontaxable or nondeductible items
Section 162(m) limitation	1,756	0.8%	8,881	(4.8)%	—	—%
Excess tax benefits from vesting of restricted shares	(167)	(0.1)%	(3,829)	2.1%	(373)	(0.3)%
Section 45Q tax credits	(855)	(0.4)%	(2,944)	1.6%	(147)	(0.1)%
Other, net	1,391	0.7%	67	—%	89	0.1%
Other adjustments	66	—%	2,110	(1.1)%	(480)	(0.3)%
Income tax expense (benefit)	$35,431	16.8%	$(43,605)	23.4%	$28,225	19.4%
State taxes in Texas and Pennsylvania made up the majority of the tax effect in the state and local income taxes category. Income taxes paid (net of refunds) consisted of the following for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Federal	$—	$—	$—
State	232	6	1,545
Total taxes paid (net of refunds)	$232	$6	$1,545
Deferred income taxes reflect the impact of temporary differences between assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences giving rise to net deferred tax assets and liabilities is as follows:
Recognized Deferred Income Tax Assets and Liabilities

	December 31,
(in thousands)	2025	2024
Deferred tax assets
Fair value of derivative financial instruments	$—	$9,018
Asset retirement obligations	51,528	46,240
Equity-based compensation	1,649	494
Contingent consideration	353	4,597
Interest expense carryforward	34,837	33,029
Net operating loss carryforward	67,692	35,826
Accrued bonuses	5,226	4,218
Marginal well credit	23,669	13,180
Other	4,441	7,373
Total deferred tax asset	189,395	153,975
Deferred tax liabilities
Property and equipment	(243,355)	(193,977)
Investment in joint venture	(50,766)	(46,226)
Fair value of derivative financial instruments	(15,240)	—
Other	(3,389)	(2,460)
Total deferred tax liability	(312,750)	(242,663)
Deferred tax liability, net	$(123,355)	$(88,688)
As of December 31, 2025, the Company has an NOL carryforward deferred tax asset for federal tax purposes of $66.3 million, which does not expire and a NOL carryforward deferred tax asset for state tax purposes of $1.3 million, which expires between 2043 and 2045. In addition, as of December 31, 2025, the Company has a Section 163(j) interest expense carryforward deferred tax asset of $34.8 million, which does not expire, marginal well credits of $23.7 million that expire between 2040 and 2045, and investment tax credits of $1.0 million that expire in 2044. Section 382 of the Code limits the use of NOL carryforwards, which includes Section 163(j) interest expense carryforwards and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. If the Company were to experience an ownership change of more than 50% of the value of its capital stock, utilization of its NOL, interest expense, and tax credit carryforwards could be subject to limitation. As of December 31, 2025, management does not believe that the Company has experienced an ownership change, and therefore, does not believe that its NOL, Section 163(j) interest expense, and tax credit carryforwards are currently subject to limitation under Section 382.
Due to the proportional change in BNAC's beneficial ownership of the Company following the IPO, the Company was deconsolidated from BNAC for federal income tax purposes. In accordance with the Code and related regulations, the Company allocated the cumulative NOL carryforwards, Section 163(j) interest expense carryforwards, and other general business tax credits between BNAC and the Company. These allocations impacted the Company's deferred tax liability, net balance by increasing the NOL carryforward by $1.8 million and $14.3 million as of December 31, 2025 and 2024, respectively, and increasing general business tax credits by $2.5 million, while reducing the Section 163(j) interest expense carryforward by $6.3 million as of December 31, 2024. The net impact was recorded as an adjustment to additional paid-in capital, as reflected in the table above.
In assessing the realizability of deferred tax assets, management considers whether some portion or all of the deferred tax assets will be realized based on a more-likely-than-not standard of judgment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the Company’s temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies in making this assessment. Accordingly, as of December 31, 2025 and 2024, the Company has not recognized a valuation allowance against its deferred tax assets.
The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax laws and regulations. The Company recognizes those tax positions that it believes are more-likely-than-not to be sustained upon examination by the Internal Revenue Service or state revenue authorities. The Company had no unrecognized tax benefits during the years ended December 31, 2025, 2024, and 2023 and had no unrecognized tax benefit balances as of December 31, 2025 and 2024. The Company is generally subject to potential federal and state examination for the tax years on and after December 31, 2022. For Texas, the Company is subject to examination for the tax years on and after December 31, 2021.

Note 18 - Earnings Per Share
Basic net income (loss) per common share attributable to BKV for each period is calculated by dividing net income (loss) attributable to BKV by the basic weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share attributable to BKV is calculated by dividing net income (loss) attributable to BKV by the diluted weighted average number of common shares outstanding for the respective period. Any remeasurement of the accretion to redemption value of the Class B Units subject to possible redemption was considered to be dividends paid to the noncontrolling interest. Diluted weighted average number of common shares outstanding and the dilutive effect of potential common shares is calculated using the treasury method. The Company includes potential shares of common stock for PRSUs and TRSUs in the calculation of diluted weighted average shares outstanding based on the number of common shares that would be issuable if the end of the reporting period was also the end of the performance period. During periods in which the Company incurred a net loss, diluted weighted average common shares outstanding were equal to basic weighted average of common shares outstanding because the effects of all potential common shares was anti-dilutive.
The following is the calculation of basic and diluted net income (loss) per common share attributable to BKV for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Net income (loss) attributable to BKV	$173,132	$(142,870)	$116,918
Accretion of Class B Units to redemption value	(1,422)	—	—
Net income (loss) including accretion of Class B Units to redemption value	$171,710	$(142,870)	$116,918

Basic weighted average common shares outstanding	86,581	71,288	60,730
Add: dilutive effect of TRSUs	173	—	172
Add: dilutive effect of PRSUs	69	—	3,478
Diluted weighted average of common shares outstanding	86,823	71,288	64,380
Weighted average number of outstanding securities excluded from the calculated of diluted loss per share:
TRSUs	—	264	—
PRSUs	—	2,523	—

Net income (loss) per common share attributable to BKV:
Basic	$1.98	$(2.00)	$1.93
Diluted	$1.98	$(2.00)	$1.82
Note 19 - Subsequent Events
On January 14, 2026, the Company entered into a manufacturing reservation agreement related to a planned power generation project. Under the agreement, the Company is committed to pay up to an aggregate of $80.0 million in reservation fees, scheduled in phases during 2026, to secure future manufacturing capacity through 2028 for turbines with up to approximately 1,230 megawatts in total generation capacity. Amounts paid are generally non-refundable and will be credited against the purchase price if a definitive supply agreement is executed.
On January 30, 2026, the Company completed the previously announced acquisition of an additional 25% interest in the BKV-BPP Power Joint Venture for aggregate consideration of $115.1 million in cash and 5,315,390 shares of Company common stock, which shares are subject to a 180-day lock-up. The aggregate purchase price was equal to (x) $376.0 million, less (y) 25% of BKV-BPP Power's net indebtedness at the closing, payable 50% in cash and 50% in shares of the Company's common stock. BKV-BPP Power's net indebtedness was $582.9 million as of the closing date and the number of shares issued was determined by dividing the 50% of the aggregate purchase price by $21.6609, which represents the volume-weighted average price of the Company's common stock during the 20 consecutive trading day period ended October 28, 2025. The Company funded the cash consideration for the transaction with a combination of cash on hand and the net proceeds from the underwritten public equity offering of 6,900,000 shares of Company common stock completed on December 3, 2025. Following the closing of the transaction, the Company and BPPUS own 75% and 25% of the BKV-BPP Power Joint Venture, respectively, and the Company will consolidate the financial results of BKV-BPP Power into the Company's consolidated financial results.
Also on January 30, 2026, the Company amended and restated its ASA with BKV-BPP Power LLC, effective January 1, 2026, to provide continued and updated administrative services and support to BKV-BPP Power. The amended and restated ASA has an initial term through December 31, 2026, and renews annually on January 1 for additional one-year terms unless mutually terminated. Fees under the ASA are reviewed and updated annually and are assessed based on services provided.
As of December 31, 2025 and through March 6, 2026, which represents the date these consolidated financials are available to be issued, the Company evaluated these events in accordance with ASC 855, Subsequent Events, and determined they represent nonrecognized subsequent events. No other subsequent events have occurred that would require recognition or disclosure to the consolidated financial statements and the notes thereto.
Note 20 - Supplemental Oil and Gas Disclosures (unaudited)
The Company’s operating natural gas properties are located solely in the United States.
Net Capitalized Costs Relating to Oil and Gas Producing Activities
The following table shows the capitalized costs of natural gas properties and the related accumulated depreciation, depletion, and amortization:

	December 31,
(in thousands)	2025	2024
Developed properties	$2,965,638	$2,315,167
Undeveloped properties	13,182	10,757
Total capitalized costs	2,978,820	2,325,924
Less: accumulated depreciation, depletion, and amortization	(825,694)	(697,002)
Net capitalized costs	$2,153,126	$1,628,922
Costs Incurred in Natural Gas and Oil Exploration and Development
The table below sets forth capitalized costs incurred in natural gas property acquisition, exploration, and development activities:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Undeveloped property acquisition costs	$2,425	$775	$335
Acquisitions (1)	392,626	—	9,885
Development costs	259,364	95,427	107,544
Total cost incurred	654,415	96,202	117,764
Asset retirement obligations	226	42	89
Total costs incurred including asset retirement obligations	$654,641	$96,244	$117,853
_______________________________
(1) For the year ended December 31, 2025, acquisition costs include the natural gas properties acquired in the Bedrock Acquisition, and for the year ended December 31, 2023, acquisition costs include the mineral interests in acquired wells and additional costs related to previous acquisitions.
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
Natural Gas, NGL, and Oil Reserve Quantities
Estimates of the Company’s total proved reserves are based on studies performed by the Company’s internal engineering function and services provided by Ryder Scott, the Company’s independent third-party reserve engineer. As of December 31, 2025, 2024, and 2023 the Company’s estimates of total proved reserves are based on reserve reports prepared by Ryder Scott. Pricing for natural gas, NGLs, and oil is computed using the 12-month average index price, calculated as the unweighted arithmetic average for the first day of the month price for each month during the respective year. The process of estimating quantities of “proved” and “proved developed” and “proved undeveloped” natural gas, NGL, and oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering, and economic data. The Company’s reserve reports also include estimates of asset retirement obligations for all properties for which an asset retirement obligation exists. Estimates for asset retirement obligations include all costs associated with abandonment after salvage. The data used in the Company’s reserve reports may change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history, and continual reassessment of the viability of production under varying economic conditions. As a result, reserve estimates are subject to periodic revision. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data make these estimates generally less precise than other estimates included within the consolidated financial statements.
The following tables illustrate the changes in the Company’s quantities of net proved reserves:

	Natural Gas (MMcf)	NGL (MBbls)	Oil (MBbls)	Total (MMcfe)
January 1, 2023	4,855,676	211,500	1,869	6,135,890
Revision of previous estimates	(1,828,619)	(25,570)	(704)	(1,986,263)
Extensions and discoveries	188,572	6,539	—	227,806
Improved recoveries	16,632	2,250	5	30,162
Production	(249,766)	(10,554)	(119)	(313,804)
December 31, 2023	2,982,495	184,165	1,051	4,093,791
Revision of previous estimates	(485,190)	(35,891)	(2,401)	(714,942)
Extensions and discoveries	79,148	9,197	813	139,208
Improved recoveries	38,224	10	2,324	52,228
Net sales of minerals in place	(149,963)	—	—	(149,963)
Production	(228,683)	(9,859)	(96)	(288,413)
December 31, 2024	2,236,031	147,622	1,691	3,131,909
Revision of previous estimates	1,753,200	73,155	1,472	2,200,960
Extensions and discoveries	118,208	1,891	—	129,554
Improved recoveries	18,109	407	1	20,560
Purchases of minerals in place	463,147	45,762	876	742,978
Production	(242,931)	(10,181)	(159)	(304,975)
December 31, 2025	4,345,764	258,656	3,881	5,920,986
Proved developed reserves as of:
January 1, 2023	2,443,072	156,399	992	3,387,418
December 31, 2024	2,059,983	134,016	878	2,869,347
December 31, 2025	3,097,864	183,111	1,763	4,207,108
Proved undeveloped reserves as of:
January 1, 2023	539,423	27,766	59	706,373
December 31, 2024	176,048	13,606	813	262,562
December 31, 2025	1,247,900	75,545	2,118	1,713,878

(in MMcfe)	Developed	Undeveloped	Total
January 1, 2023	4,829,733	1,306,157	6,135,890
Revision of previous estimates	(1,191,886)	(794,377)	(1,986,263)
Extensions and discoveries	1,289	226,517	227,806
Improved recoveries	30,162	—	30,162
Production	(313,804)	—	(313,804)
Undeveloped reserves converted to developed	31,924	(31,924)	—
December 31, 2023	3,387,418	706,373	4,093,791
Revision of previous estimates	(235,580)	(479,362)	(714,942)
Extensions and discoveries	—	139,208	139,208
Improved recoveries	52,228	—	52,228
Net sales of minerals in place	(103,887)	(46,076)	(149,963)
Production	(288,413)	—	(288,413)
Undeveloped reserves converted to developed	57,581	(57,581)	—
December 31, 2024	2,869,347	262,562	3,131,909
Revision of previous estimates	915,783	1,285,177	2,200,960
Extensions and discoveries	—	129,554	129,554
Improved recoveries	20,560	—	20,560
Purchases of minerals in place	494,590	248,388	742,978
Production	(304,975)	—	(304,975)
Undeveloped reserves converted to developed	211,803	(211,803)	—
December 31, 2025	4,207,108	1,713,878	5,920,986
2025 Activity
During the year ended December 31, 2025, the Company’s proved reserves increased by 2,789.1 Bcfe. The increase in proved reserves was primarily attributable to increased commodity pricing and drilling activity, which resulted in total upward revisions of 2,201.0 Bcfe. In addition, in September 2025, BKV Upstream Midstream acquired 100% of the equity interests of BKV Barnett II (formerly known as Bedrock Production, LLC), increasing reserves by 743.0 Bcfe. Extensions and discoveries and improved recoveries experienced by the Company in 2025 also resulted in net increases to proved reserves of 129.6 Bcfe and 20.6 Bcfe, respectively. The Company produced 305.0 Bcfe during the year ended December 31, 2025.
Revisions of previous estimates — Primarily consisted of upward revisions to proved developed reserves and proved undeveloped reserves of 915.8 Bcfe and 679.2 Bcfe, respectively, as a result of higher average pricing during 2025 for natural gas, NGLs, and oil. Additional upward revisions were made to proved undeveloped reserves of 599.2 Bcfe due to increases in capital spend and drilling activity during 2025. Changes to the Company’s drilling schedule added 86.0 gross (81.2 net) proved locations in NEPA and the Barnett to be developed within the next five years. The drilling schedule changes reflect the Company’s ongoing commitment to optimize the long-term plan to best develop its assets, maximize cash flow, and produce economic returns.
Extensions and discoveries — Added 129.6 Bcfe of proved undeveloped reserves across 11.0 gross (8.9 net) locations driven by the Company's optimized capital allocation and enhanced drilling program, which reduced costs and extended lateral lengths during the year ended December 31, 2025.
Improved recoveries — Added 20.6 Bcfe of proved developed reserves achieved through the continued enhancement of recovery techniques applied to producing wells during the year ended December 31, 2025.
Purchases of minerals in place — Consisted of 494.6 Bcfe and 248.4 Bcfe of acquired proved developed reserves and proved undeveloped reserves, respectively, from the Bedrock Acquisition, which represented 1,002.0 gross (877.6 net) locations in the Barnett.
Conversions of proved undeveloped reserves to proved developed reserves — Consisted of 211.8 Bcfe related to the completion of 34.0 gross (31.0 net) wells during the year ended December 31, 2025 that were converted to proved developed wells, previously classified as proved undeveloped. Development costs relating to the development of the Company's proved undeveloped reserves were $1.0 billion for the year ended December 31, 2025.
2024 Activity
During the year ended December 31, 2024, the Company's proved reserves decreased by 961.9 Bcfe. The decrease in proved reserves was primarily attributable to decreased commodity pricing and changes in the Company's planned drilling activity, which resulted in total downward revisions of 714.9 Bcfe. In addition, in June 2024, the Company sold its wholly-owned subsidiary, Chaffee, and certain of its non-operated upstream assets in Chelsea, decreasing reserves by 150.0 Bcfe. As discussed below, these decreases were partially offset by extensions and discoveries and improved recoveries experienced by the Company in 2024, which resulted in net increases to proved reserves of 139.2 Bcfe and 52.2 Bcfe, respectively. The Company produced 288.4 Bcfe during the year ended December 31, 2024.
Revisions of previous estimates — Primarily consisted of downward revisions to proved developed reserves and proved undeveloped reserves of 235.6 Bcfe and 213.7 Bcfe, respectively, as a result of lower average pricing during 2024 for natural gas, NGLs, and oil. Additional downward revisions were made to proved undeveloped reserves of 265.6 Bcfe due to lower capital spend and the resulting reduction in drilling activity during 2024. Changes to the Company's drilling schedule moved the development of 38.0 gross (35.1 net) locations in NEPA and the Barnett beyond the SEC requirement of developing PUD reserves five years from initial booking. These 38.0 gross (35.1 net) locations remain in inventory of unproved locations to be developed outside of the next five years. The drilling schedule changes reflect the Company's ongoing commitment to optimize the long-term plan to best develop its assets, maximize cash flow, and produce economic returns.
Extensions and discoveries — Primarily consisted of 139.2 Bcfe of proved undeveloped reserves across 16.0 gross (14.4 net) locations, driven by the Company's optimized capital allocation and enhanced drilling program, which reduced costs and extended lateral lengths during the year ended December 31, 2024.
Improved recoveries — Consisted of 52.2 Bcfe of proved developed reserves achieved through the continued enhancement of recovery techniques applied to producing wells during the year ended December 31, 2024.
Sales of minerals in place — Consisted of 103.9 Bcfe and 46.1 Bcfe of divested proved developed reserves and proved undeveloped reserves, respectively, of Chaffee assets and certain non-operated upstream assets in Chelsea, both sold in June 2024, which represented 330.0 gross (39.6 net) locations in NEPA.
Conversions of proved undeveloped reserves to proved developed reserves — Consisted of 57.6 Bcfe related to the completion of 8.0 gross (7.9 net) wells during the year ended December 31, 2024 that were converted to proved developed wells, previously classified as proved undeveloped.
2023 Activity
During the year ended December 31, 2023, the Company's proved reserves decreased by 2,042.1 Bcfe. The decrease in proved reserves was primarily attributable to decreased commodity pricing and changes in the Company's drilling activity, which resulted in total downward revisions of 1,986.3 Bcfe. As discussed below, these decreases were partially offset by extensions and discoveries and improved recoveries in 2023, which resulted in net increases to proved reserves of 227.8 Bcfe and 30.2 Bcfe, respectively. The Company produced 313.8 Bcfe during the year ended December 31, 2023.
Revisions of previous estimates — Consisted of downward revisions to proved developed reserves and proved undeveloped reserves of 1,191.9 Bcfe and 273.1 Bcfe, respectively, as a result of lower average pricing during 2023 for natural gas, NGLs, and oil. Additional downward revisions were made to proved undeveloped reserves of 521.3 Bcfe due to lower capital spend and the resulting reduction in drilling activity during 2023. Changes to the Company's drilling schedule moved the development of 112.0 gross (104.8 net) locations in NEPA and the Barnett beyond the SEC requirement of developing PUD reserves five years from initial booking. These 112.0 gross (104.8 net) locations remain in inventory of unproved locations to be developed outside of the next five years. The drilling schedule changes reflect the Company's ongoing commitment to optimize its long-term plan to best develop its assets, maximize cash flow, and produce economic returns.
Extensions and discoveries — Primarily consisted of 226.5 Bcfe of proved undeveloped reserves, of which 197.8 Bcfe was attributable to 22.0 gross (21.2 net) locations recognized as a result of the Company's optimized drilling program, which reduced costs and extended lateral lengths. In addition, 28.7 Bcfe was attributable to extensions related to 3.0 gross (1.1 net) locations in NEPA. The Company's unitization and combination of acreage with Repsol resulted in the three additional locations.
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
The following table details the Standardized Measure related to proved reserve as of the periods presented:

Future cash flows	Year Ended December 31,
(in thousands)	2025	2024	2023
Future cash inflows	$16,928,259	$6,207,197	$9,691,057
Future production costs	(8,616,382)	(4,026,521)	(5,799,209)
Future development costs (1)	(1,657,625)	(666,194)	(977,333)
Future income tax expense	(1,111,793)	(96,180)	(406,937)
Future net cash flows	5,542,459	1,418,302	2,507,578
10% annual discount for estimated timing of cash flows	(3,197,795)	(785,216)	(1,445,245)
Standardized measure of discounted future net cash flows related to proved reserves	$2,344,664	$633,086	$1,062,333
_______________________________
(1) Includes abandonment costs.
The following table summarizes the changes in the Standardized Measure:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Balance, beginning of period	$633,086	$1,062,333	$6,993,602
Net change in sales and transfer prices and in production (lifting) costs related to future production	943,628	(272,270)	(5,386,961)
Changes in estimated future development costs	(37,067)	(2,933)	91,657
Sales and transfers of natural gas, NGLs, and oil produced during the period	(381,138)	(271,692)	(201,884)
Net change due to extensions, discoveries, and improved recoveries	75,400	18,261	36,107
Net change due to purchases (sales) of minerals in place	337,761	(90,531)	—
Net change due to revisions in quantity estimates	1,007,937	(74,031)	(3,058,900)
Previously estimated development costs incurred during the period	21,467	24,291	27,598
Net change in future income taxes	(404,531)	131,401	1,790,684
Accretion of discount	67,190	123,255	861,914
Changes in timing and other	80,931	(14,998)	(91,484)
Total discounted cash flow as end of period	$2,344,664	$633,086	$1,062,333

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as we qualify as an "emerging growth company" as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
On November 11, 2025, Mr. Eric Jacobsen, President — Upstream and an officer of the Company as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted a Rule 10b5-1 Trading Plan, as defined in Regulation S-K, Item 408 (a "Rule 10b5-1 Trading Plan"). Mr. Jacobsen’s Rule 10b5-1 Trading Plan, which has a plan end date of November 11, 2026, provides for the sale of up to 50,000 shares of common stock pursuant to the terms of the plan.
On December 2, 2025, Mr. Chris Kalnin, Chief Executive Officer and an officer of the Company as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, terminated his Rule 10b5-1 Trading Plan, which was previously adopted on March 14, 2025, and had a plan end date of March 14, 2026. Mr. Kalnin's terminated Rule 10b5-1 Trading Plan provided for the sale of up to 400,000 shares of common stock pursuant to the terms of the plan of which, as of the termination date, 300,000 shares of common stock had been sold.
Subsequently, on December 8, 2025, Mr. Kalnin adopted a new 10b5-1 Trading Plan, which has a plan end date of December 1, 2026, and provides for the sale of up to 100,000 shares of common stock pursuant to the terms of the plan.

On December 3, 2025, Mr. David Tameron, Chief Financial Officer and an officer of the Company as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted a Rule 10b5-1 Trading Plan. Mr. Tameron’s Rule 10b5-1 Trading Plan, which has a plan end date of June 3, 2026, provides for the sale of up to 7,300 shares of common stock pursuant to the terms of the plan.
On December 15, 2025, Mr. Ethan Ngo, Chief Corporate Development Officer and an officer of the Company as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted a Rule 10b5-1 Trading Plan. Mr. Ngo’s Rule 10b5-1 Trading Plan, which has a plan end date of November 30, 2026, provides for the sale of up to 75,000 shares of common stock pursuant to the terms of the plan.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The names of our executive officers and their ages, titles and biographies as of the date hereof are incorporated by reference from Item 1 of Part I of this report. The other information called for by this Item 10 is incorporated herein by reference to the definitive proxy statement to be filed by BKV pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than 120 days after the close of our fiscal year ended December 31, 2025 ( the "2026 Proxy Statement").
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
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this Item 11 is incorporated herein by reference to the 2026 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this Item 12 is incorporated herein by reference to the 2026 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this Item 13 is incorporated herein by reference to the 2026 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this Item 14 is incorporated herein by reference to the 2026 Proxy Statement.

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

		Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1+‡	Purchase and Sale Agreement, dated December 17, 2019, between Devon Energy Production Company, L.P. and BKV Barnett, LLC.	S-1	333-268469	2.1	8/12/2022

2.2+	First Amendment to Purchase and Sale Agreement, dated April 13, 2020, among Devon Energy Production Company, L.P., BKV Barnett, LLC and, solely with respect to the sections listed therein, BKV Oil & Gas Capital Partners, L.P.	S-1	333-268469	2.2	8/12/2022

2.3+	Purchase and Sale Agreement, dated May 18, 2022, between XTO Energy Inc., Barnett Gathering, LLC, BKV North Texas, LLC and BKV Midstream, LLC.	S-1	333-268469	2.3	8/12/2022

2.4+‡	Membership Interest Purchase Agreement, dated as of August 7, 2025, by and among BKV Upstream Midstream, LLC, Bedrock Energy Partners, LLC, certain of its subsidiaries and, solely for certain limited purposes set forth herein, BKV Corporation.	10-Q	001-42282	2.1	11/10/2025

2.5+	Membership Interest Purchase Agreement, dated as of October 29, 2025, by and between BKV Corporation and Banpu Power US Corporation.	10-Q	001-42282	2.2	11/10/2025

3.1	Second Amended and Restated Certificate of Incorporation of BKV Corporation.	8-K	001-42282	3.1	9/27/2024

3.2	Second Amended and Restated Bylaws of BKV Corporation.	8-K	001-42282	3.2	9/27/2024

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X

4.2	Indenture, dated as of September 26, 2025, by and among BKV Upstream Midstream, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (including Form of Note).	8-K	001-42282	4.1	10/1/2025

4.3	First Supplemental Indenture, dated as of September 29, 2025, by and among BKV Upstream Midstream, LLC, Bedrock Production, LLC, Bedrock Development Partners, LLC, Bedrock ABS I Holdings, LLC, Bedrock ABS I, LLC and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-42282	4.2	10/1/2025

10.1†	Employment Agreement, dated August 4, 2020, between BKV Corporation and Christopher P. Kalnin.	S-1	333-268469	10.16	8/12/2022

10.2†	Employment Agreement, dated February 18, 2020, between Kalnin Ventures LLC and Eric Jacobsen.	S-1	333-268469	10.18	8/12/2022

10.3†	Employment Agreement, dated October 15, 2018, between Kalnin Ventures LLC and Lindsay B. Larrick.	S-1	333-268469	10.2	8/12/2022

10.4†	Employment Agreement, dated April 1, 2018, between Kalnin Ventures LLC and An Sao (Ethan) Ngo.	S-1	333-268469	10.21	8/12/2022

10.5†	Limited Liability Company Agreement of BKV-BPP Power LLC dated October 29, 2021.	S-1	333-268469	10.22	8/12/2022

10.6†	BKV Corporation Non-Employee Director Compensation Program.	S-1	333-268469	10.24	9/16/2022

10.7†	Letter Agreement, dated November 14, 2022, between Kalnin Ventures, LLC and Barry Turcotte.	S-1	333-268469	10.31	12/22/2022

10.8†	Employment Agreement, effective October 9, 2023, between BKV Corporation and Mary Rita Valois.	S-1	333-268469	10.42	1/12/2024

10.9	Credit Agreement dated as of June 11, 2024 among BKV Corporation, BKV Upstream Midstream, LLC, Citibank, N.A., and the Lenders party thereto.	S-1	333-268469	10.44	7/5/2024

10.10	Stockholders’ Agreement, dated September 27, 2024, by and between BKV Corporation and Banpu North America Corporation.	8-K	001-42282	10.1	9/27/2024

10.11	Amended and Restated Tax Sharing Agreement, dated September 27, 2024, by and between BKV Corporation and Banpu North America Corporation.	8-K	001-42282	10.2	9/27/2024

10.12†	BKV Corporation 2024 Equity and Incentive Compensation Plan (the “2024 Plan”).	8-K	001-42282	10.3	9/27/2024

10.13†	Time Restricted Stock Unit Award Notice and Award Agreement under the 2024 Plan (CEO).	8-K	001-42282	10.4	9/27/2024

10.14†	Performance-Based Restricted Stock Unit Award Notice and Award Agreement under the 2024 Plan (CEO).	8-K	001-42282	10.5	9/27/2024

10.15†	Time Restricted Stock Unit Award Notice and Award Agreement under the 2024 Plan (Non-CEO Employee).	8-K	001-42282	10.6	9/27/2024

10.16†	Performance-Based Restricted Stock Unit Award Notice and Award Agreement under the 2024 Plan (Non-CEO Employee).	8-K	001-42282	10.7	9/27/2024

10.17†	Restricted Stock Unit Award Notice and Award Agreement under the 2024 Plan (Director).	8-K	001-42282	10.8	9/27/2024

10.18†	Form of Director and Officer Indemnity Agreement.	8-K	001-42282	10.9	9/27/2024

10.19†	Transition and Mutual Separation Agreement, dated as of February 3, 2025, between BKV Corporation and John T. Jimenez.	8-K	001-42282	10.1	2/3/2025

10.20†	Employment Agreement, dated as of February 3, 2025, between BKV Corporation and David R. Tameron.	8-K	001-42282	10.2	2/3/2025

10.21†	Amended and Restated Employment Agreement, dated as of February 3, 2025, between BKV Corporation and Eric S. Jacobsen.	8-K	001-42282	10.3	2/3/2025

10.22	Second Amendment to Credit Agreement, dated as of May 6, 2025 among BKV Corporation, BKV Upstream Midstream, LLC, Citibank, N.A., and the Lenders party thereto.	10-Q	001-42282	10.4	5/9/2025

10.23‡	Limited Liability Company Agreement of BKV dCarbon Project, LLC dated as of May 8, 2025 by BKV dCarbon Ventures, LLC and C Squared Solutions, Inc. and for the limited purposes specified herein, BKV Corporation.	10-Q	001-42282	10.2	8/12/2025

10.24	Third Amendment to Credit Agreement, dated as of September 22, 2025, among BKV Corporation, as guarantor, BKV Upstream Midstream, LLC, as borrower, certain subsidiaries of BKV Upstream Midstream, LLC, as guarantors, Citibank, N.A., as administrative agent, and the lenders party thereto.	8-K	001-42282	10.1	9/22/2025

10.25	Registration Rights Agreement, dated as of September 29, 2025, by and between BKV Corporation and Bedrock Energy Partners, LLC.	10-Q	001-42282	10.2	11/10/2025

10.26+	Fourth Amendment to Credit Agreement, dated as of October 27, 2025, among BKV Corporation, as guarantor, BKV Upstream Midstream, LLC, as borrower, certain subsidiaries of BKV Upstream Midstream, LLC, as guarantors, Citibank, N.A., as administrative agent, and the lenders party thereto.	10-Q	001-42282	10.3	11/10/2025

10.27	Registration Rights Agreement, dated as of January 30, 2026, by and between BKV Corporation and Banpu Power US Corporation.	8-K	001-42282	10.1	1/30/2026

10.28+	Amended and Restated Limited Liability Company Agreement of BKV-BPP Power LLC, dated as of January 30, 2026.	8-K	001-42282	10.2	1/30/2026

10.29†	Amended and Restated BKV Corporation 2024 Equity and Incentive Compensation Plan.					X

10.30†	Employment Agreement, dated as of April 3, 2025, between BKV Corporation and Dilanka Seimon.					X

19.1	Insider Trading Policies and Procedures.	10-K	001-42282	19.1	3/31/2025

21.1	List of Subsidiaries of BKV Corporation.					X

23.1	Consent of PricewaterhouseCoopers LLP.					X

23.2	Consent of Ryder Scott Company, L.P.					X

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Clawback Policy of BKV Corporation.	10-K	001-42282	97.1	3/31/2025

99.1	Ryder Scott Company, L.P., Summary of Reserves at December 31, 2025 (SEC Pricing) (Total Company Assets).					X

99.2	Ryder Scott Company, L.P., Summary of Reserves at December 31, 2025 (NYMEX Pricing) (Total Company Assets).					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the inline XBRL document).	X
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

BKV CORPORATION

Date: March 6, 2026	By:	/s/ David R. Tameron
David R. Tameron
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Christopher P. Kalnin	Chief Executive Officer and Director	March 6, 2026
Christopher P. Kalnin	(Principal Executive Officer)

/s/ David R. Tameron	Chief Financial Officer	March 6, 2026
David R. Tameron	(Principal Financial Officer)

/s/ Barry S. Turcotte	Chief Accounting Officer	March 6, 2026
Barry S. Turcotte	(Principal Accounting Officer)

/s/ Chanin Vongkusolkit	Chairman of the Board	March 6, 2026
Chanin Vongkusolkit

/s/ Somruedee Chaimongkol	Director	March 6, 2026
Somruedee Chaimongkol

/s/Joseph R. Davis	Director	March 6, 2026
Joseph R. Davis

/s/ Akaraphong Dayananda	Director	March 6, 2026
Akaraphong Dayananda

/s/ Kirana Limpaphayom	Director	March 6, 2026
Kirana Limpaphayom

/s/ Carla S. Mashinski	Director	March 6, 2026
Carla S. Mashinski

/s/ Thiti Mekavichai	Director	March 6, 2026
Thiti Mekavichai

/s/ Charles C. Miller III	Director	March 6, 2026
Charles C. Miller III

/s/ Sunit S. Patel	Director	March 6, 2026
Sunit S. Patel

/s/Anon Sirisaengtaksin	Director	March 6, 2026
Anon Sirisaengtaksin

/s/ Sinon Vongkusolkit	Director	March 6, 2026
Sinon Vongkusolkit