Form 10-Q
period 2026-06-30
BKV Corp
filed 2026-08-06
CIK 1838406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☒
As of July 31, 2026, 109,437,830 shares of the registrant's common stock were outstanding.

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
“Banpu Power” refers to Banpu Power Public Company Limited, a public company listed on the Stock Exchange of Thailand. Banpu owns approximately 91.1% of Banpu Power as of June 30, 2026.
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
“Class B Member” refers to C Squared Solutions, Inc., a subsidiary of the Energy Transition Fund managed by Copenhagen Infrastructure Partners (CIP).
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
“undeveloped reserves” refers to reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology establishing reasonable certainty.
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
•our plans to continue to build out our power generation and retail power businesses and enter into one or more power purchase agreements applicable to the power generated by the Temple Plants;
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
•our future operating results;
•the Bedrock Acquisition and the anticipated benefits thereof;
•the BKV-BPP Power Joint Venture Transaction and the anticipated benefits thereof;
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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

BKV Corporation
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	June 30, 2026	December 31, 2025 (1)
Assets
Current assets
Cash and cash equivalents	$152,192	$248,427
Restricted cash	16,067	15,846
Accounts receivable, net	141,125	129,077
Accounts receivable, related parties	10,328	11,196
Prepaid expenses	10,030	14,720
Inventory	17,967	20,039
Commodity derivative assets, current	99,388	63,900
Other current assets	10,736	8,150
Total current assets	457,833	511,355
Natural gas properties and equipment
Developed properties	3,057,987	2,965,638
Undeveloped properties	13,361	13,182
Midstream assets	279,554	277,974
Accumulated depreciation, depletion, and amortization	(922,083)	(849,464)
Total natural gas properties, net	2,428,819	2,407,330
Other property, plant, and equipment, net	1,096,116	944,412
Deposits	171,867	14,247
Goodwill	18,417	18,417
Commodity derivative assets	45,749	26,432
Other noncurrent assets	16,379	17,064
Total assets	$4,235,180	$3,939,257

Liabilities, mezzanine equity, and equity
Current liabilities
Accounts payable and accrued liabilities	$194,823	$229,487
Commodity derivative liabilities, current	9,698	8,469
Income taxes payable to related party	—	810
Payable to BPPUS for the BKV-BPP Power Joint Venture Transaction	—	115,136
Current portion of Temple I Loan Agreements	176,000	191,000
Current portion of long-term debt, net	9,387	9,387
Other current liabilities	8,797	10,302
Total current liabilities	398,705	564,591
Asset retirement obligations	200,604	230,372
Commodity derivative liabilities	—	5,767
Deferred tax liability, net	160,290	128,839
Long-term debt, net	1,064,454	937,724
Other noncurrent liabilities	7,857	5,223
Total liabilities	1,831,910	1,872,516
Commitments and contingencies (Note 11)
Mezzanine equity
Noncontrolling interest	30,224	12,951
Stockholders' equity
Common stock, $0.01 par value; 500,000 authorized shares; 109,417 and 96,872 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,760	1,635
Treasury stock, shares at cost; 214 shares as of June 30, 2026 and December 31, 2025	(6,663)	(6,663)
Additional paid-in capital	1,875,615	1,681,785
Retained earnings	426,391	309,051
Total stockholders' equity	2,297,103	1,985,808
Noncontrolling interest	75,943	67,982

The accompanying notes are an integral part of these condensed consolidated financial statements.	12

Total equity	2,373,046	2,053,790
Total liabilities, mezzanine equity, and equity	$4,235,180	$3,939,257
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

BKV Corporation
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025 (1)	2026	2025 (1)
Revenues and other operating income
Natural gas, NGL, and oil sales	$221,928	$199,729	$509,603	$415,855
Power revenues	74,362	61,924	143,352	105,788
Derivative gains, net	143,255	187,026	196,364	88,643
Marketing revenues	26,162	6,968	46,043	19,425
Section 45Q tax credits	3,048	2,574	6,108	5,881
Other	(3,220)	140	(3,088)	(1,165)
Total revenues and other operating income	465,535	458,361	898,382	634,427
Operating expenses
Lease operating and workover	44,482	34,176	89,557	69,231
Fuel commodity costs	42,832	39,852	99,953	86,215
Purchased power	29,502	29,494	56,857	48,161
Marketing expense	23,262	4,868	29,310	8,788
Taxes other than income	15,900	18,042	36,102	32,832
Gathering and transportation	68,095	63,026	135,897	118,819
Depreciation, depletion, amortization, and accretion	52,877	47,580	105,818	97,177
Power operating and maintenance	17,185	18,252	36,864	38,465
General and administrative	42,125	30,479	82,236	58,778
Other operating expenses	7,619	11,244	18,106	14,710
Total operating expenses	343,879	297,013	690,700	573,176
Income from operations	121,656	161,348	207,682	61,251
Other income (expense)
Interest expense	(24,881)	(16,384)	(47,711)	(32,433)
Interest expense, related parties	(3,978)	(5,023)	(8,247)	(10,099)
Interest income	2,198	737	3,696	1,486
Other income	2,485	1,040	5,373	4,074
Income before income taxes	97,480	141,718	160,793	24,279
Income tax benefit (expense)	(20,150)	(29,243)	(31,619)	1,425
Net income	77,330	112,475	129,174	25,704
Less: net income (loss) attributable to noncontrolling interest	1,524	4,707	9,293	(85)
Net income attributable to BKV	$75,806	$107,768	$119,881	$25,789

Net income per common share attributable to BKV:
Basic	$0.68	$1.27	$1.11	$0.30
Diluted	$0.67	$1.27	$1.11	$0.30

Weighted average number of common shares outstanding:
Basic	109,395	84,710	105,727	84,708
Diluted	109,772	84,834	106,058	84,789
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

BKV Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025 (1)
Cash flows from operating activities:
Net income	$129,174	$25,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	108,253	97,385
Equity-based compensation expense	10,306	6,136
Deferred income tax expense (benefit)	31,619	(2,255)
Unrealized (gains) losses on derivatives, net	(59,343)	35,918
Impairment of asset held for sale	3,516	2,446
Settlement of contingent consideration	—	(20,000)
Payments for the purchase of put options	—	(16,206)
Other, net	3,348	5,390
Changes in operating assets and liabilities:
Accounts receivable, net	(13,001)	(14,617)
Accounts receivable, related party	868	3,624
Accounts payable and accrued liabilities	(32,479)	(19,831)
Other changes in operating assets and liabilities	(530)	2,054
Net cash provided by operating activities	181,731	105,748
Cash flows from investing activities:
Asset acquisition	(118,746)	—
Deposits on fixed asset purchases	(158,507)	(7,500)
Capital expenditures	(193,365)	(124,102)
Proceeds from sales of assets	473	1,258
Other investing activities, net	264	257
Net cash used in investing activities	(469,881)	(130,087)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriting discounts and commissions	185,504	—
Acquisition of additional interest in BKV-BPP Power	(115,136)	—
Payment of debt issuance costs	(892)	(720)
Payments on Temple Term Loan Facility	(19,885)	(5,000)
Proceeds from Promissory Note	46,000	—
Payments on Temple I Loan Agreements	(15,000)	—
Proceeds under RBL Credit Agreement	570,000	355,000
Payments on RBL Credit Agreement	(470,000)	(320,000)
Net share settlements, equity-based compensation	(2,132)	(1,204)
Contributions from noncontrolling interest	13,400	4,353
Common stock issued from employee purchase plan	277	—
Net cash provided by financing activities	192,136	32,429
Net increase (decrease) in cash, cash equivalents, and restricted cash	(96,014)	8,090
Cash, cash equivalents, and restricted cash, beginning of period	264,273	96,998
Cash, cash equivalents, and restricted cash, end of period	$168,259	$105,088
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

BKV Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
Supplemental cash flow information:	2026	2025 (1)
Cash payments for:
Interest	$44,801	$30,627
Interest, related parties	$8,555	$10,208
Income tax	$—	$197
Income tax, related party	$978	$—
Non-cash investing and financing activities:
Increase (decrease) in accrued capital expenditures	$(2,373)	$12,965
Additions to asset retirement obligations	$109	$80
Lease liabilities arising from obtaining right-of-use assets	$5,685	$—
Modification of lease contracts	$(1,783)	$—
Revision of asset retirement obligations	$(35,172)	$—
Accretion of Class B Units to redemption value	$2,541	$281
Distributions payable to noncontrolling interest	$—	$6,870
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

BKV Corporation
Condensed Consolidated Statements of Equity and Mezzanine Equity
(in thousands)
(Unaudited)

	Equity								Mezzanine Equity
	Common Stock		Treasury		Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Total Equity	Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance, December 31, 2025 (1)	96,872	$1,635	214	$(6,663)	$1,681,785	$309,051	$67,982	$2,053,790	$12,951
Net income	—	—	—	—	—	44,075	7,039	51,114	730
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	4,200
Accretion of Class B Units to redemption value	—	—	—	—	—	(741)	—	(741)	741
Issuance of common stock, net	7,004	70	—	—	186,104	—	—	186,174	—
Issuance of common stock to BPPUS	5,315	53	—	—	(53)	—	—		—
Issuance of common stock under equity incentive plans, net	16	—	—	—	277	—	—	277	—
Common stock issued upon vesting of restricted stock units, net of shares withheld for income taxes	178	2	—	—	(2,057)	—	—	(2,055)	—
Equity-based compensation	—	—	—	—	3,907	—	—	3,907	—
Balance, March 31, 2026	109,385	$1,760	214	$(6,663)	$1,869,963	$352,385	$75,021	$2,292,466	$18,622
Net income	—	—	—	—	—	75,806	922	76,728	602
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	9,200
Accretion of Class B Units to redemption value	—	—	—	—	—	(1,800)	—	(1,800)	1,800
Additional offering costs	—	—	—	—	(670)	—	—	(670)	—
Common stock issued upon vesting of restricted stock units, net of shares withheld for income taxes	32	—	—	—	(77)	—	—	(77)	—
Equity-based compensation	—	—	—	—	6,399	—	—	6,399	—
Balance, June 30, 2026	109,417	$1,760	214	$(6,663)	$1,875,615	$426,391	$75,943	$2,373,046	$30,224

The accompanying notes are an integral part of these condensed consolidated financial statements.	17

BKV Corporation
Condensed Consolidated Statements of Equity and Mezzanine Equity
(in thousands)
(Unaudited)

	Equity								Mezzanine Equity
	Common Stock		Treasury		Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Total Equity (1)	Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	84,600	$1,512	214	$(6,663)	$1,374,525	$131,317	$51,829	$1,552,520	$—
Net loss	—	—	—	—	—	(81,979)	(4,792)	(86,771)	—
Common stock issued upon vesting of restricted stock units, net of shares withheld for income taxes	108	1	—	—	(1,182)	—	—	(1,181)	—
Equity-based compensation	—	—	—	—	2,067	—	—	2,067	—
Balance, March 31, 2025	84,708	$1,513	214	$(6,663)	$1,375,410	$49,338	$47,037	$1,466,635	$—
Net income	—	—	—	—	—	107,768	4,544	112,312	163
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	4,353
Accretion of Class B Units to redemption value					—	(281)	—	(281)	281
Distribution declared to noncontrolling interest	—	—	—	—	—	—	—	—	(6,870)
Common stock issued upon vesting of restricted stock units, net of shares withheld for income taxes	3	—	—	—	(23)	—	—	(23)	—
Equity-based compensation	—	—	—	—	4,069	—	—	4,069	—
Balance, June 30, 2025	84,711	$1,513	214	$(6,663)	$1,379,456	$156,825	$51,581	$1,582,712	$(2,073)
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

The accompanying notes are an integral part of these condensed consolidated financial statements.	18

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
The majority shareholder of BKV Corp is BNAC. BKV Corp’s ultimate parent company is Banpu Public Company Limited ("Banpu"), a public company listed in the Stock Exchange of Thailand. As of July 31, 2026, Banpu, the ultimate parent company of BNAC and BPPUS, indirectly owned an aggregate 62.8% of BKV Corp's shares. The remaining 37.2% of shares of common stock of BKV Corp were owned by non-controlling members of management, members of the board of directors, and employee and non-employee shareholders.
Basis of Presentation of the Unaudited Condensed Consolidated Financial Statements and Principles of Consolidation
These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts for BKV Corp’s wholly-owned subsidiaries and majority-owned subsidiaries in which BKV Corp has a controlling interest. The condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s 2025 Annual Report on Form 10-K, as certain disclosures and information required by GAAP for complete consolidated financial statements have been condensed or omitted. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which include normal and recurring adjustments, necessary to fairly state the Company’s financial position, results of operations, and cash flows for the periods presented herein. The interim results are not necessarily indicative of results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. The December 31, 2025 condensed consolidated balance sheet was derived from the Company's 2025 Annual Report on Form 10-K; however, it has been retrospectively recast to reflect the historical results of BKV-BPP Power LLC, a Delaware limited liability company (“BKV-BPP Power” or the “BKV-BPP Power Joint Venture”), as described below. Accordingly, amounts as of December 31, 2025 and for the three and six months ended June 30, 2025 differ from those previously reported.
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
Common Control Transaction
On January 30, 2026, the Company completed the previously announced acquisition of an additional 25% interest in the BKV-BPP Power Joint Venture (the "BKV-BPP Power Joint Venture Transaction"), pursuant to that certain membership interest purchase agreement, dated as of October 29, 2025, by and between the Company and BPPUS, an affiliate under common control (the "BKV-BPP Power Purchase Agreement"). In connection with such closing, the Company and BPPUS entered into an Amended and Restated Limited Liability Company Agreement (the "BKV-BPP Power LLC Agreement"), which governs BKV-BPP Power. Banpu indirectly holds the controlling financial interests in both the Company and BPPUS, and as such, the BKV-BPP Power Joint Venture Transaction was accounted for as a transfer of assets between entities under common control in accordance with Accounting Standards Codification ("ASC") 805-50, Business Combinations - Related Issues. Transfers of net assets between entities under common control are accounted for at the historical carrying values of the transferring entity as of the date of transfer, and no gain or loss is recognized. The Company recognized the difference between the consideration transferred and the historical carrying value of the net assets received as an adjustment to equity. Because the BKV-BPP Power Joint Venture

Transaction represents a common-control transfer, the Company retrospectively recast its condensed consolidated financial statements for periods prior to January 30, 2026, to include the historical results of the BKV-BPP Power Joint Venture for all periods during which the Company and BKV-BPP Power were under common control. The Company and BKV-BPP Power first came under common control upon the formation of the BKV-BPP Power Joint Venture on July 30, 2021. As a result of the BKV-BPP Power Joint Venture Transaction, the Company is considered the primary beneficiary of BKV-BPP Power and consolidated BKV-BPP Power’s financial results in accordance with ASC 810, Consolidation. See Note 2 - Acquisition and Note 10 - Investments for further information.
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
Liquidity
As of June 30, 2026, the Company held $152.2 million of cash and cash equivalents. The Company’s working capital as of June 30, 2026, was $59.1 million, and for the six months ended June 30, 2026, cash flows provided by operating activities was $181.7 million. The Company intends to make the payments related to its debt and investments in capital expenditures with cash flows from operations.
Restricted Cash
As of June 30, 2026, restricted cash included amounts to fund the debt service reserve account, or the quarterly portion due on the Temple Term Loan Facility (as defined below) plus accrued interest and cash collateral held in connection with certain retail customers.

(in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$152,192	$248,427
Restricted cash	16,067	15,846
Cash, cash equivalents, and restricted cash	$168,259	$264,273
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
Significant Accounting Policies
The Company's significant accounting policies are described in the notes to the consolidated financial statements for the year ended December 31, 2025, which are disclosed in the 2025 Annual Report on Form 10-K. There have been no significant changes in accounting policies during the six months ended June 30, 2026 and 2025.
In connection with the consolidation of the BKV-BPP Power Joint Venture during the period, the Company evaluated BKV-BPP Power's accounting policies and determined they are consistent with the Company's accounting policies as disclosed in the Company's 2025 Annual Report on Form 10-K. Accordingly, no adjustments to conform accounting policies were required upon consolidation.
Common Shares Issued and Outstanding
As of June 30, 2026 and December 31, 2025, the Company had common shares issued and outstanding of 109,417,022 and 96,871,868, respectively.

Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses. This standard requires that entities (i) disclose amounts of purchases of inventory, employee compensation, and depreciation, depletion, and amortization, including those recognized as part of oil and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption, (ii) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements, (iii) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (iv) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted as of the beginning of a fiscal year. Management is currently evaluating the impact this standard will have on the Company’s disclosures.
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
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes guidance for the recognition, measurement, presentation, and disclosure of certain environmental credits and environmental credit obligations. This standard is effective for fiscal years beginning after December 15, 2027, including interim reporting periods within those annual reporting periods, with early adoption permitted as of the beginning of a fiscal year. Management is currently evaluating the impact this standard will have on the Company’s consolidated operating results, financial condition, and related disclosures.
Note 2 - Acquisition
BKV-BPP Power Joint Venture Transaction
On January 30, 2026, pursuant to the BKV-BPP Power Purchase Agreement, the Company completed the BKV-BPP Power Joint Venture Transaction, which consisted of $115.1 million in cash and 5,315,390 shares of Company common stock. The shares were subject to a 180-day lock-up that expired on July 29, 2026. The aggregate purchase price was equal to (x) $376.0 million, less (y) 25% of BKV-BPP Power's net indebtedness at closing, payable 50% in cash and 50% in shares of the Company's common stock. BKV-BPP Power's net indebtedness was $582.9 million as of the closing date and the number of shares issued was determined by dividing the 50% of the aggregate purchase price by $21.6609, which represents the volume-weighted average price of the Company's common stock during the 20 consecutive trading day period ended October 28, 2025. The Company funded the cash consideration for the transaction with a combination of cash on hand and the net proceeds from the 2025 Equity Offering. Following the closing of the transaction, the Company and BPPUS own 75% and 25% of the BKV-BPP Power Joint Venture, respectively.
The Company's condensed consolidated financial statements include $17.3 million of costs associated with the BKV-BPP Power Joint Venture Transaction. Of this amount, $9.3 million related to the 2025 Equity Offering, and was recorded as a reduction of additional paid-in capital. Transaction costs of $4.3 million and $8.0 million were expensed during the three and six months ended June 30, 2026, respectively, and included in other operating expenses on the condensed consolidated statements of income.
The BKV-BPP Power Joint Venture Transaction was accounted for as an acquisition of a business under common control (see Note 1 - Business and Basis of Presentation for further information). Accordingly, the consolidated financial statements prior to the acquisition date were retrospectively recast to include the BKV-BPP Power Joint Venture's historical results, including reflecting BPPUS’s interest as a noncontrolling interest of 25%. The Company previously accounted for BKV-BPP Power as an equity method investment and recognized 50% of its earnings.
The following table represents a summary of the retrospective adjustments to the statements of income for the three and six months ended June 30, 2025 to conform to the current presentation due to the BKV-BPP Power Joint Venture Transaction.

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
(in thousands)
Increase to net income
Income from operations	$32,950	$26,556
Net income (loss)	$7,739	$(365)
Less: net income (loss) attributable to noncontrolling interest	$4,544	$(248)
Net income (loss) attributable to BKV	$3,195	$(117)

Net income per common share attributable to BKV:
Basic	$0.04	$—
Diluted	$0.04	$—

Weighted average number of common shares outstanding:
Basic	84,710	84,708
Diluted	84,834	84,789
This retrospective presentation is an accounting convention and does not alter the legal ownership interests in the BKV-BPP Power, or the related rights to BKV-BPP Power’s income and net assets that existed before the closing date of the BKV-BPP Power Joint Venture Transaction.
The retrospective combination of BKV-BPP Power therefore does not imply that the Company or the holders of its common shares other than Banpu and its affiliates had legal or economic rights to the additional 25% interest before January 30, 2026. Prior to the closing date of the BKV-BPP Power Joint Venture Transaction, Banpu’s indirect economic interest in the additional 25% interest was held through BPPUS rather than through the Company. Accordingly, for periods before January 30, 2026, the BKV-BPP Power Joint Venture’s net income and net assets were attributed based on the legal ownership interests in effect during those periods. For purposes of the retrospective earnings per share presentation, the per share amounts applicable to common shares held, directly or indirectly, by Banpu reflect Banpu’s historical economic interest in the transferred 25% interest. The per share amounts applicable to the Company’s other common shareholders reflect only the economic interests held through the Company during those periods.
Accordingly, for the three months ended June 30, 2025, both basic and diluted earnings per common share were $1.29 for common shares held by Banpu and $1.22 for common shares held by the Company’s other shareholders. For the six months ended June 30, 2025, both basic and diluted earnings per common share were $0.30 for common shares held by Banpu and $0.31 for common shares held by the Company’s other shareholders. Beginning on January 30, 2026, earnings associated with the acquired 25% interest are available to all of the Company’s common shares. The tables below summarize these attribution principles.

(in thousands)	December 31, 2025
Noncontrolling interest in BKV-BPP Power	$64,277
BKV’s interest in BKV-BPP Power	192,830
Net assets attributable to common shareholders	43,785
Net assets attributable to Banpu	127,153

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
(in thousands, except per share amounts)
BKV-BPP Power net income (loss) attributable to noncontrolling interest	$4,544	$(248)
BKV-BPP Power net income (loss) attributable to BKV	$13,632	$(746)
BKV-BPP Power net income (loss) attributable to common shareholders	$2,235	$(122)
BKV-BPP Power net income (loss) attributable to Banpu	$10,279	$(562)

Net income attributable to common shareholders	$25,387	$6,404
Net income attributable to Banpu	$82,381	$19,385

Net income per common share attributable to common shareholders:
Basic	$1.22	$0.31
Diluted	$1.22	$0.31
Net income per common share attributable to Banpu:
Basic	$1.29	$0.30
Diluted	$1.29	$0.30

Weighted average number of common shares outstanding attributable to common shareholders:
Basic	20,833	20,833
Diluted	20,864	20,853
Weighted average number of common shares outstanding attributable to Banpu:
Basic	63,877	63,875
Diluted	63,970	63,936
As a result of the consolidation of BKV-BPP Power, the Company determined that the manner in which its Chief Executive Officer, identified as the Chief Operating Decision Maker (“CODM”), evaluates operating performance and allocates resources has changed. Accordingly, BKV-BPP Power, the Company's power generation business, meets the criteria to be presented as a reportable segment. See Note 14 - Reportable Segments.
Asset Acquisition
On July 1, 2025, the Company entered into an agreement to acquire approximately 6,200 acres of land and related assets in the state of Texas for a total consideration of $94.3 million, with a deposit of $0.9 million paid in July 2025. The acquisition closed on February 26, 2026. On March 18, 2026, the Company entered into another agreement to acquire approximately 120 acres of land and related assets in the state of Texas for a total consideration of $25.3 million, with a deposit of $0.3 million paid in March 2026. The acquisition closed on June 18, 2026. The assets acquired were accounted for as an asset acquisition as the fair value of substantially all the assets acquired were concentrated in a group of similar assets. The Company evaluated the related assets, including structures, easements, and mineral rights and determined that they were not material, individually or in the aggregate, to the total purchase price. Accordingly, the total consideration, including transaction costs was allocated to land. No goodwill was recognized. The Company partially funded the purchase of the 6,200 acres with $46.0 million in proceeds from the Advance (as defined below), with the remainder funded through the Company's cash from operations. See Note 3 - Debt for further information on the Advance.
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
During the first quarter of 2026, half of the $37.0 million purchase price holdback was released in accordance with the terms of the Bedrock Purchase Agreement. As of June 30, 2026, the remaining half of holdback balance continues to be held in escrow for potential indemnification claims. In accordance with the terms of the Bedrock Purchase Agreement, the balance remaining in escrow is expected to be released upon the expiration of the 14-month indemnification period following the closing date of September 29, 2025, subject to the resolution of any outstanding claims.
Note 3 - Debt
The following table summarizes the debt balances (refer to the Company's 2025 Annual Report on Form 10-K for definitions and further description of the Company's debt instruments):

	June 30, 2026		December 31, 2025
(in thousands)	Principal Value	Carrying Value	Principal Value	Carrying Value
Current portion of Temple I Loan Agreements	$176,000	$176,000	$191,000	$191,000
Current portion of Temple Term Loan Facility	10,000	9,387	10,000	9,387
Total current portion of long-term debt, net	186,000	185,387	201,000	200,387
RBL Credit Agreement	100,000	100,000	—	—
2030 Senior Notes (7.50%)	500,000	487,085	500,000	486,777
Promissory Note	46,000	46,000	—	—
Temple Term Loan Facility	371,998	371,369	391,883	390,947
Temple Revolving Facility	60,000	60,000	60,000	60,000
Total debt, net	1,263,998	1,249,841	1,152,883	1,138,111
Less: current portion of long-term debt	(186,000)	(185,387)	(201,000)	(200,387)
Total long-term debt, net	$1,077,998	$1,064,454	$951,883	$937,724
RBL Credit Agreement
On June 11, 2024, BKV Corporation, as a guarantor, and BKV Upstream Midstream, as borrower, entered into the RBL Credit Agreement with Citibank, N.A., as the administrative agent, and the financial institutions party thereto. The RBL Credit Agreement includes a maximum credit commitment of $1.5 billion. On May 20, 2026, BKV Corporation, BKV Upstream Midstream, the lenders, and the administrative agent amended the RBL Credit Agreement to, among other things, redetermine and reaffirm the borrowing base at $1.0 billion in connection with the scheduled semiannual borrowing base redetermination. As of June 30, 2026, the borrowing base and elected commitment remained unchanged at $1.0 billion, and $800.0 million, respectively.
The loans under the RBL Credit Agreement may be borrowed, repaid, and reborrowed during the term of the RBL Credit Agreement. The RBL Credit Agreement will mature on June 12, 2028. The obligations under the RBL Credit Agreement are secured and guaranteed on a senior secured basis by BKV Upstream Midstream and all of BKV Upstream Midstream’s current and future material restricted subsidiaries. BKV Upstream Midstream is obligated to pay certain fees to the lenders and administrative agent under the RBL Credit Agreement, including commitment fees on the average daily amount of the undrawn portion of the commitments. During the three and six months ended June 30, 2026, BKV Upstream Midstream recognized $0.8 million and $1.7 million, respectively, of commitment fees, which are included in interest expense on the condensed consolidated statements of income. During the three and six months ended June 30, 2025, BKV Upstream Midstream recognized $0.5 million, and $1.0 million, respectively, of commitment fees, which are included in interest expense on the condensed consolidated statements of income.
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
The RBL Credit Agreement includes customary equity cure rights that will enable BKV Upstream Midstream to cure certain breaches of the minimum current ratio covenant or the maximum net leverage ratio covenant (subject to certain limitations in the RBL Credit Agreement). As of June 30, 2026, BKV Upstream Midstream was in compliance with such covenants in the RBL Credit Agreement.
Financing costs related to the RBL Credit Agreement are deferred and capitalized as debt issuance costs and are included within other assets on the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, $5.6 million and $6.9 million, respectively, of unamortized debt issuance costs remained outstanding.
As of August 6, 2026, $120.0 million of borrowings and $15.5 million of letters of credit were outstanding under the RBL Credit Agreement, leaving $664.5 million of available capacity thereunder for future borrowings and letters of credit.
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
BKV-BPP Power’s payment obligations under the Temple I Loan Agreements are senior unsecured indebtedness. The Temple I Loan Agreements bear interest at 6-month SOFR plus 5.25% per annum. Interest on the loans is payable on a semi-annual basis, and the loans will mature on November 1, 2026. BKV-BPP Power is permitted to prepay the loans at any time, with no prepayment premium. The Temple I Loan Agreements include covenants that, among other things, prohibit BKV-BPP Power from merging, incurring liens or incurring any additional indebtedness or guarantees. The Temple I Loan Agreements include financial covenants that require BKV-BPP Power to maintain a minimum net worth (as defined in the Temple I Loan Agreements, but generally meaning total assets minus total liabilities). In the $141 Million Banpu Loan Agreement, the minimum net worth requirement is $120.0 million and in the $141 Million BPPUS Loan Agreement, the minimum net worth requirement is $40.0 million. Under the Temple I Loan Agreements, BNAC and BPPUS have no recourse to BKV Corporation with respect to any amounts owed to them thereunder and BKV Corporation is not liable in any manner (and is not required to provide security) for any obligations owed to BNAC or BPPUS thereunder. As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the Temple I Loan Agreements for each affiliate was $88.0 million and $95.5 million, respectively.
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
The Temple Term Loan Facility requires a quarterly repayment at a minimum of $2.5 million per quarter, beginning on September 30, 2023. The final aggregate principal installment for the Temple Term Loan Facility is due and payable on July 10, 2028 (subject to extension by up to two additional one-year periods), and the Temple Revolving Facility terminates five business days prior to the Temple Term Loan Facility maturity date. On the closing date, Temple Intermediate II applied the proceeds of the Temple Term Loan Facility to fund a portion of the Temple II acquisition and applied the proceeds of the Temple Revolving Facility for general corporate purposes, including working capital and operating expenses. Any prepayment of the Temple Term Loan Facility prior to the third anniversary of the closing date thereof is subject to a prepayment penalty. Amounts repaid by Temple Intermediate II with respect to the Temple Term Loan Facility may not be reborrowed. Amounts repaid by Temple Intermediate II with respect to the Temple Revolving Facility may be reborrowed upon satisfaction of customary conditions.
The obligations under the Temple Credit Facilities are secured by (i) all of the assets of Temple Intermediate II, Temple Generation I, Temple Generation II and Temple Generation SF, including the Temple Plants and all other personal property and real property of such entities and (ii) 100.0% of the equity interests in each of Temple Generation I, Temple Generation II, Temple Generation SF, and Temple Intermediate II. This collateral will remain pledged to Beal Bank until all secured obligations under the Temple Credit Facilities have been satisfied in full. Upon the occurrence and continuation of an event of default under either of the Temple Credit Facilities, Beal Bank has customary secured creditor remedies, including the right to foreclose upon the pledged collateral.
As of June 30, 2026 and December 31, 2025, the weighted average effective interest rate on the outstanding balances under the RBL Credit Agreement, the Temple I Loan Agreements, and the Temple Credit Facilities was 8.13% and 8.86%, respectively.
Note 4 - Natural Gas Properties & Other Property, Plant, and Equipment
As of June 30, 2026 and December 31, 2025, accumulated depreciation, depletion, and amortization for developed natural gas properties was $895.1 million and $825.7 million, respectively. Depreciation, depletion, and amortization expense for developed natural gas properties was $35.9 million and $30.7 million for the three months ended June 30, 2026 and 2025, respectively, and $69.4 million and $62.5 million for the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026 and December 31, 2025, accumulated depreciation for midstream assets was $27.0 million and $23.8 million, respectively. Depreciation expense on midstream assets was $1.6 million for both the three months ended June 30, 2026 and 2025, and $3.3 million and $3.2 million for the six months ended June 30, 2026 and 2025, respectively.

Other property, plant, and equipment consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Plant facility	$928,987	$926,092
Carbon capture, utilization, and sequestration	138,746	114,261
Buildings	6,746	6,746
Furniture, fixtures, equipment, and vehicles	26,446	27,643
Computer software	8,637	8,461
Leasehold improvements	1,685	1,685
Land	127,766	8,090
Construction in process	35,570	6,350
Total	1,274,583	1,099,328
Accumulated depreciation	(178,467)	(154,916)
Other property, plant, and equipment, net	$1,096,116	$944,412
Depreciation expense for other property, plant, and equipment was $11.2 million and $11.1 million for the three months ended June 30, 2026 and 2025, respectively, and $24.4 million and $22.4 million for the six months ended June 30, 2026 and 2025, respectively. During the three months ended June 30, 2026 and 2025, the Company received proceeds on the sales of other properties of $0.3 million and $0.2 million, respectively and recognized a gain on sale of these properties of $0.3 million and $0.1 million, respectively. During the six months ended June 30, 2026 and 2025, the Company received proceeds on the sale of other properties of $0.5 million and $1.3 million, respectively, and recognized a gain on sale of these properties of $0.4 million and $1.2 million, respectively. The gain on sale of other property, plant, and equipment is included in other in the condensed consolidated statements of income.
Impairment of Asset Held for Sale
During the six months ended June 30, 2025, the Company classified its field office in Bridgeport, Texas as held for sale and recognized an impairment of $2.4 million based on an estimated selling price of $5.5 million, which was included in other within total revenues and other operating income in the condensed consolidated statements of income. The Company completed the sale of the field office in the third quarter of 2025 for proceeds of $5.5 million, resulting in no further gain or loss.
During the three months ended June 30, 2026, the Company entered into an agreement with a third party to sell its CO2 storage lease interests located in Liberty and Chambers Counties, Texas and classified these assets as held for sale within other current assets on the condensed consolidated balance sheets. The Company recognized an impairment on the assets of $3.5 million using an estimated selling price of $2.6 million, which was included in other within total revenues and other operating income in the condensed consolidated statements of income.
Asset Retirement Obligations
The following table summarizes the activities of the Company's asset retirement obligations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Balance, beginning of period	$201,774	$204,186	$233,339	$201,158
Liabilities incurred	69	45	109	80
Liabilities settled	(374)	(180)	(822)	(803)
Revisions of estimates(1)	—	—	(35,172)	—
Accretion of discount	3,642	3,671	7,657	7,287
Balance, end of period	205,111	207,722	205,111	207,722
Less current portion	(4,507)	(3,391)	(4,507)	(3,391)
Asset retirement obligations, long-term	$200,604	$204,331	$200,604	$204,331

27

___________________________________________________
(1) Revisions of estimates are due to reductions of expected plugging and abandonment cost per well for all Barnett operated properties.
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
The Company factors its own non-performance risk into the valuation of derivatives using current published credit default swap rates. As of June 30, 2026 and December 31, 2025, the impact of the non-performance risk adjustment to the Company's fair value of commodity derivative liabilities was $0.1 million and $1.6 million, respectively.
The following tables set forth by level within the fair value hierarchy, the financial assets and liabilities that were accounted for at fair value on a recurring basis:

	June 30, 2026
	Fair Value Measurements Using:
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Derivative instruments
Natural gas derivatives	$106,473	$—	$106,473
NGL derivatives	7,054	—	7,054
Natural gas basis swaps	9,382	—	9,382
Power derivatives	8,337	13,891	22,228
Financial liabilities
Derivative instruments
Natural gas derivatives	2,818	—	2,818
Power derivatives	6,880	—	6,880

	December 31, 2025
	Fair Value Measurements Using:
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Derivative instruments
Natural gas derivatives	$57,135	$—	$57,135
NGL derivatives	13,807	—	13,807
Natural gas basis swaps	17,272	—	17,272
Power derivatives	1,347	771	2,118
Financial liabilities
Derivative instruments
Natural gas derivatives	6,572	—	6,572
NGL derivatives	407	—	407
Natural gas basis swaps	1,328	—	1,328
Power derivatives	3,514	2,415	5,929
The following table is the quantitative information regarding significant unobservable inputs used in the measurement of Level 3 positions:

June 30, 2026
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Description
Kirk Spread Option Model	Power and natural gas price correlation	92.7%		92.7%	Estimated correlation between underlying commodities
Kirk Spread Option Model	Power volatility (non-liquid hours)	53.4%	65.2%	59.3%	Extrapolated from observable 5x16 implied volatilities and shaped for delivery periods (2x16 and 7x8)

December 31, 2025
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Description
Kirk Spread Option Model	Power and natural gas price correlation	92.7%		92.7%	Estimated correlation between underlying commodities
Kirk Spread Option Model	Power volatility (non-liquid hours)	42.9%	52.4%	47.7%	Extrapolated from observable 5x16 implied volatilities and shaped for delivery periods (2x16 and 7x8)
Realized and unrealized gains and losses related to the Company’s Level 3 HRCOs are recognized in derivative gains, net in the condensed consolidated statements of income. The table below sets forth the changes in the Company's Level 3 fair value measurements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Balance, beginning of period	$25,827	$(20,678)	$(1,644)	$(3,595)
Settlements	(30,227)	(14,936)	(99,558)	(30,227)
Total realized gains	30,227	14,936	99,558	30,227
Total unrealized gains (losses)	(11,936)	9,797	15,535	(7,286)
Balance, end of period	$13,891	$(10,881)	$13,891	$(10,881)
There were no transfers in or out of Level 3 during the three and six months ended June 30, 2026 and 2025.
Other Fair Value Measurements
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, net, and accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. Long-term debt obligations under the RBL Credit Agreement, the Temple I Loan Agreements, and the Temple Credit Facilities also approximate fair value because the variable rates of interest are market-based. The fair value of the 2030 Senior Notes as of June 30, 2026, was approximately $502.0 million based on quoted market prices from banks and are classified Level 2 in the fair value hierarchy. The 2030 Senior Notes are carried on the condensed consolidated balance sheets at their principal amount, net of unamortized debt issuance costs, which are amortized to interest expense over the term of such notes.
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
The derivative contracts outstanding as of June 30, 2026 consisted of commodity swaps, basis swaps, put and call options, producer collar agreements, fixed-price natural gas forwards, fixed-price power forwards, and HRCOs, subject to master netting agreements with each individual counterparty. The following table presents gross commodity derivative balances prior to applying netting adjustments recorded in the condensed consolidated balance sheets:

		June 30, 2026
(in thousands)	Balance Sheet Location	Gross Amounts of Assets and Liabilities	Offset Adjustments	Net Amounts of Assets and Liabilities
Current derivative assets	Commodity derivative assets, current	$112,440	$(13,052)	$99,388
Noncurrent derivative assets	Commodity derivative assets	52,084	(6,335)	45,749
Current derivative liabilities	Commodity derivative liabilities, current	22,750	(13,052)	9,698
Noncurrent derivative liabilities	Commodity derivative liabilities	6,335	(6,335)	—

		December 31, 2025
(in thousands)	Balance Sheet Location	Gross Amounts	Offset Adjustments	Net Amounts of Assets and Liabilities
Current derivative assets	Commodity derivative assets, current	$66,787	$(2,887)	$63,900
Noncurrent derivative assets	Commodity derivative assets	34,116	(7,684)	26,432
Current derivative liabilities	Commodity derivative liabilities, current	11,356	(2,887)	8,469
Noncurrent derivative liabilities	Commodity derivative liabilities	13,451	(7,684)	5,767
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
Fixed-Price Power Forwards and HRCOs
For the power generated out of the Temple Plants, the Company enters into fixed-price power sales contracts in which energy is delivered to the ERCOT north hub at a fixed-price per MWh. The contracts contain an agreed upon quantity of total MW and total MWh. The Company enters into fixed-price power purchase contracts to hedge BKV-BPP Retail power purchases for its retail customers.
The Company also enters into bilateral HRCO agreements under which counterparties obtain the right to receive specified quantities of power at the Temple Plants, subject to the contractual terms of each agreement. As of June 30, 2026 and December 31, 2025, the Company had four outstanding HRCO contracts with two counterparties. The contracts become effective on January 1 of each calendar year and, as of both June 30, 2026 and December 31, 2025, represented 600 MW of contracted capacity. Under the agreements, the Company receives fixed monthly capacity premiums from the counterparties. If exercised, the counterparties receive specified quantities of power from the Temple Plants with settlement based on contractually specified prices that incorporate the applicable heat rate, natural gas index pricing, and other contractual charges. Premiums received under the Company’s HRCO agreements are recognized within derivative gains, net as realized gains (losses), net on the condensed consolidated statements of income. Fuel costs incurred to satisfy exercised HRCO obligations are recognized within fuel commodity costs on the condensed consolidated statements of income. Outstanding HRCO agreements are remeasured at fair value, with changes in fair value recognized within derivative gains, net as unrealized gains (losses), net on the condensed consolidated statements of income.
The following tables present realized and unrealized gains and losses on derivative instruments, including amounts recognized in derivative gains, net and purchased power on the condensed consolidated statements of income:

	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2026	2025	2026	2025
Realized gains (losses) on derivatives (natural gas)	Derivative gains, net	$31,609	$6,689	$2,358	$(3,685)
Realized gains (losses) on derivatives (NGL)	Derivative gains, net	5,857	(43)	8,220	(5,139)
Realized gains on derivatives (power sales)	Derivative gains, net	60,507	65,939	123,077	133,037
Realized losses on derivatives (purchased power)	Purchased power	(11,516)	(9,201)	(20,973)	(16,619)
Total realized gains on derivatives, net		$86,457	$63,384	$112,682	$107,594

	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2026	2025	2026	2025
Unrealized gains (losses) on derivatives (natural gas)	Derivative gains, net	$25,676	$67,218	49,595	(43,178)
Unrealized gains (losses) on derivatives (NGL)	Derivative gains, net	31,922	17,789	(9,411)	9,727
Unrealized gains (losses) on derivatives (power sales)	Derivative gains, net	(12,316)	29,434	22,525	(2,119)
Unrealized gains (losses) on derivatives (purchased power)	Purchased power	205	(3,324)	(3,366)	(348)
Total unrealized gains (losses) on derivatives, net		$45,487	$111,117	$59,343	$(35,918)
During the first quarter in 2025, the Company entered into agreements to buy put options and subsequently paid a net premium of $16.2 million for contracts that settle in 2026 and 2027. The put options have an established floor of $3.00 per MMBtu. If at the time of settlement the contracted settlement price falls below the floor, the counterparties pay the Company an amount equal to the difference between the contracted settlement price and the floor multiplied by the contract volumes. The premium paid was recorded as an asset and is subsequently adjusted to the current fair value of the purchased put option. During the fourth quarter of 2025, the Company terminated a portion of the put option contracts scheduled to settle in 2026 in exchange for natural gas fixed-price swap contracts that will settle in 2026. No realized gain or loss was recognized on this transaction.
Derivative Contract Volumes and Fair Values
The following tables summarize the Company’s outstanding derivative positions as of June 30, 2026 by commodity and contract type, including volume, pricing indices, or reference points, and associated fair values.
The following table summarizes the Company's power derivatives:

Instrument	Units	Quantity	Pricing Index	Fair Value as of June 30, 2026 (in thousands)
2026
Swap	MMBtu	3,066,000	HSC Gas Daily	$(2,752)
Power forwards - sales	MWh	438,000	ERCOT North	$5,959
Heat rate call option	MMBtu	2,628,000	Various	$13,891
Power forwards - purchases	MWh	344,030	Various	$(6,145)
2027
Swap	MMBtu	12,264,000	HSC Gas Daily	$507
Power forwards - sales	MWh	1,752,000	ERCOT North	$2,378
Power forwards - purchases	MWh	87,600	Various	$(735)
The following table summarizes the Company's natural gas commodity derivatives indexed to NYMEX Henry Hub pricing:

Instrument	MMBtu	Weighted Average Price (USD)	Weighted Average Price Floor	Weighted Average Price Ceiling	Fair Value as of June 30, 2026 (in thousands)
2026
Swap	75,768,006	$3.88			$34,725
2027
Swap	98,958,854	$3.99			$49,421
Collars	37,662,319		$3.57	$4.00	$9,378
Call options	36,500,000			$5.00	$(6,038)
Put options	36,500,000		$3.00		$10,398
2028
Swap	94,085,323	$3.79			$12,469
2029
Swap	35,587,500	$3.60			$(29)
The following table summarizes the Company's natural gas basis derivatives by reference price:

Instrument	Basis Reference Price	MMBtu	Weighted Average Basis Differential	Fair Value as of June 30, 2026 (in thousands)
2026
Swap	Transco Leidy Basis	25,526,433	$(0.79)	$132
Swap	HSC Basis	27,600,000	$(0.32)	$5,796
Swap	Transco St 85 (Z4) Basis	18,400,000	$0.62	$(2,384)
Swap	NGPL TXOK Basis	23,943,741	$(0.40)	$2,463
2027
Swap	Transco Leidy Basis	10,950,000	$(0.76)	$(1,308)
Swap	HSC Basis	7,300,000	$(0.25)	$1,194
Swap	NGPL TXOK Basis	16,965,270	$(0.31)	$1,593
2028
Swap	Transco Leidy Basis	7,320,000	$(0.76)	$(693)
Swap	HSC Basis	10,980,000	$(0.17)	$1,229
The following table summarizes the Company's natural gas liquids derivatives position by product and reference price:

Instrument	Commodity Reference Price	Gallons	Weighted Average Price (USD)	Fair Value as of June 30, 2026 (in thousands)
2026
Swap	OPIS Purity Ethane Mont Belvieu	68,220,796	$0.25	$591
Swap	OPIS IsoButane Mont Belvieu Non-TET	7,128,934	$0.86	$(497)
Swap	OPIS Normal Butane Mont Belvieu Non-TET	11,719,147	$0.83	$(938)
Swap	OPIS Propane Mont Belvieu Non-TET	40,975,148	$0.70	$(586)
Swap	OPIS Natural Gasoline Mont Belvieu Non-TET	18,268,618	$1.39	$(1,563)
2027
Swap	OPIS Purity Ethane Mont Belvieu	79,965,970	$0.28	$3,841
Swap	OPIS IsoButane Mont Belvieu Non-TET	13,846,327	$0.87	$324
Swap	OPIS Normal Butane Mont Belvieu Non-TET	20,203,274	$0.83	$246
Swap	OPIS Propane Mont Belvieu Non-TET	76,415,634	$0.70	$1,412
Swap	OPIS Natural Gasoline Mont Belvieu Non-TET	34,754,781	$1.39	$1,160
Note 7 - Revenue from Contracts with Customers
All of the Company's revenues from contracts with customers are generated in the states of Pennsylvania and Texas. Revenues consist of the following:

	Three Months Ended June 30, 2026
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$15,990	$140,111	$156,101
NGLs	—	60,960	60,960
Oil	—	4,867	4,867
Total natural gas, NGL, and oil sales	15,990	205,938	221,928

Merchant energy sales and other	—	70,828	70,828
Energy retail sales	—	40,551	40,551
Solar revenue	—	111	111
Physical power purchased	—	(37,128)	(37,128)
Revenue from contracts with customers - power	—	74,362	74,362

Marketing revenues	—	26,162	26,162
Total	$15,990	$306,462	$322,452

	Three Months Ended June 30, 2025
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$15,035	$140,527	$155,562
NGLs	—	41,630	41,630
Oil	—	2,537	2,537
Total natural gas, NGL, and oil sales	15,035	184,694	199,729

Merchant energy sales and other	—	55,715	55,715
Energy retail sales	—	38,868	38,868
Solar revenue	—	107	107
Physical power purchased	—	(32,766)	(32,766)
Revenue from contracts with customers - power	—	61,924	61,924

Marketing revenues	—	6,968	6,968
Other(1)	—	22	22
Total	$15,035	$253,608	$268,643

	Six Months Ended June 30, 2026
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$46,898	$349,354	$396,252
NGLs	—	105,720	105,720
Oil	—	7,631	7,631
Total natural gas, NGL, and oil sales	46,898	462,705	509,603

Merchant energy sales and other	—	165,659	165,659
Energy retail sales	—	70,352	70,352
Solar revenue	—	203	203
Physical power purchased	—	(92,862)	(92,862)
Revenue from contracts with customers - power	—	143,352	143,352

Marketing revenues	—	46,043	46,043
Total	$46,898	$652,100	$698,998

	Six Months Ended June 30, 2025
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$39,607	$283,938	$323,545
NGLs	—	86,313	86,313
Oil	—	5,997	5,997
Total natural gas, NGL, and oil sales	39,607	376,248	415,855

Merchant energy sales and other	—	115,246	115,246
Energy retail sales	—	68,528	68,528
Solar revenue	—	193	193
Physical power purchased	—	(78,179)	(78,179)
Revenue from contracts with customers - power	—	105,788	105,788

Marketing revenues	—	19,425	19,425
Other(1)	—	73	73
Total	$39,607	$501,534	$541,141
_____________________________________________
(1) Excludes gains (losses) on sales of assets.
Accounts Receivable and Revenue from Contracts with Customers
Substantially all of the Company’s accounts receivable, net result from the sale of natural gas, joint interest billings, and power sales. The Company sells the significant majority of its natural gas, NGLs, and oil to fewer than five customers and bills working interest owners for costs related to development of the Company’s natural gas properties. The Company sells power to retail and wholesale customers on the ERCOT power grid. As of June 30, 2026 and December 31, 2025, the Company’s accounts receivable, net consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Accounts receivable - contracts with customers(1)	$75,624	$97,307
Accounts receivable - derivative instruments	39,566	11,384
Accounts receivable - other	26,774	21,656
Allowance for credit losses	(839)	(1,270)
Total accounts receivable, net	$141,125	$129,077
_________________________________________________
(1)As of June 30, 2026, there was no significant concentration of customers, and as of December 31, 2025, one customer accounted for 62% of accounts receivable - contracts with customers. For the three months ended June 30, 2026, three customers each accounted for approximately 31%, 14%, and 10% of the Company's revenue from contracts with customers, totaling $101.0 million, $46.6 million, and $33.7 million, respectively, and for the six months ended June 30, 2026, the same three customers accounted for 48.3%, 11.4%, and 10.4% of the Company's revenue from contracts with customers, totaling $337.7 million, $79.7 million, and $72.8 million, respectively. For the three months ended June 30, 2025, two customers accounted for 57% and 14% of revenue, totaling $152.1 million and $38.4 million, respectively, and during the six months ended June 30, 2025, the same two customers accounted for 59% and 15% of revenue, totaling $319.5 million and $79.1 million, respectively, of the Company's revenue from contracts with customers.
Note 8 - Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities included in current liabilities consist of the following:

(in thousands)	June 30, 2026	December 31, 2025
Accounts payable	$114,038	$100,432
Revenues payable	23,208	36,310
Interest payable	9,041	10,104
Accrued payroll	21,384	31,069
Oil, gas, and power production and other taxes payable	13,144	21,604
Commodity derivative settlements payable	1,642	24,705
Other accrued liabilities	12,366	5,263
Total	$194,823	$229,487
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
Equity-Based Compensation
2024 Equity and Incentive Compensation Plan
The Company's 2024 Equity and Incentive Compensation Plan (the “2024 Plan”) became effective immediately prior to the consummation of the Company's IPO in September 2024, and in December 2025, the Company's board of directors approved an amendment and restatement of the 2024 Plan to increase the number of shares of common stock available for grant and issuance under the 2024 Plan by 2,500,000 shares, effective March 5, 2026 (the 2024 Plan, as so amended and restated, the “A&R 2024 Plan”). As of June 30, 2026, 4,126,599 shares were available for future grants under the A&R 2024 Plan. See Note 12 - Equity-Based Compensation in the Company's 2025 Annual Report on Form 10-K for further discussion on the A&R 2024 Plan.
Performance-Based Restricted Stock Units

The table below summarizes the activity of the performance-based restricted stock units (“PRSUs”) for the six months ended June 30, 2026:

(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Unvested PRSUs as of January 1, 2026	1,185	$16.06
Granted	615	$30.68
Vested	(6)	$17.23
Forfeited	(33)	$19.16
Unvested PRSUs as of June 30, 2026	1,761	$21.10
As of June 30, 2026, there was $31.1 million of unrecognized compensation expense related to the PRSU awards, which will be amortized over a weighted average period of 1.5 years.
Equity-based compensation related to PRSUs was $4.0 million and $2.9 million for the three months ended June 30, 2026 and 2025, respectively, and equity-based compensation related to PRSUs was $6.3 million and $4.1 million for the six months ended June 30, 2026 and 2025, respectively. Equity compensation related to PRSUs is included in general and administrative expenses in the condensed consolidated statements of income.
Time-Based Restricted Stock Units
The table below summarizes the activity of the time-based restricted stock units (“TRSUs”) for the six months ended June 30, 2026:

(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Unvested TRSUs as of January 1, 2026	689	$19.39
Granted	445	$28.56
Vested	(274)	$19.31
Forfeited	(17)	$22.80
Unvested TRSUs as of June 30, 2026	843	$24.19
As of June 30, 2026, there was $17.1 million of unrecognized compensation expense related to the A&R 2024 Plan TRSU awards, which will be amortized over a weighted average period of 2.0 years.
Equity-based compensation related to the TRSUs was $2.3 million and $1.2 million for the three months ended June 30, 2026 and 2025, respectively, and equity-based compensation related to TRSUs was $3.9 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively, which is included in general and administrative expenses in the condensed consolidated statements of income.
Employee Stock Purchase Plan
For both the three and six months ended June 30, 2026, the Company recognized equity-based compensation expense related to the ESPP of $0.1 million, which is included in general and administrative expenses in the condensed consolidated statements of income. There was no equity-based compensation related to the ESPP for the three and six months ended June 30, 2025.
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

BKV-CIP Joint Venture
On May 8, 2025, BKV dCarbon Ventures, together with C Squared Solutions, Inc. (the “Class B Member”), a subsidiary of the Energy Transition Fund managed by Copenhagen Infrastructure Partners (CIP), and for the limited purposes specified therein, BKV Corporation, entered into the BKV-CIP JV Agreement forming BKV dCarbon Project, LLC (the “BKV-CIP Joint Venture”) for the purpose of developing CCUS projects. On May 8, 2025, BKV dCarbon Ventures contributed to the BKV-CIP Joint Venture $40.3 million of CCUS assets that included the BKV dCarbon Barnett Zero, LLC and BKV dCarbon Las Tiendas, LLC and related assets (including the Barnett Zero and Eagle Ford CCUS projects), and $4.1 million of Section 45Q accrued receivables at carrying value, and committed to future contributions of certain CCUS projects, related assets, and/or cash in exchange for an interest in the BKV-CIP Joint Venture and 4,796,421 Class A Units at $10.00 per share. On May 9, 2026, BKV dCarbon contributed to the BKV-CIP Joint Venture $4.5 million of CCUS assets, increasing BKV dCarbon’s total contributions to $48.8 million. In exchange for BKV dCarbon’s additional contribution to the BKV-CIP Joint Venture, BKV dCarbon received 448,395 Class A Units at $10.00 per share, for a total of 5,244,816 Class A Units. The Class B Member committed up to an initial $500.0 million in cash for use by the BKV-CIP Joint Venture in construction and operating new CCUS projects across the United States in exchange for no more than a 49% interest in the BKV-CIP Joint Venture. Through June 30, 2026, the Class B Member contributed $31.3 million, and during the three and six months ended June 30, 2026, contributed $9.2 million and $13.4 million, respectively. In exchange for the Class B Member's contribution to the BKV-CIP Joint Venture, the Class B Member has received a total of 3,131,155 of the BKV-CIP Joint Venture's Class B Units at $10.00 per share.
Net income (loss) is allocated to each member pursuant to the BKV-CIP JV Agreement's liquidation provisions. For the three months ended June 30, 2026, BKV dCarbon Ventures and the Class B Member's allocation in BKV-CIP Joint Venture's net income (loss) was 48% and 52%, respectively, and for the six months ended June 30, 2026, it was 50% and 50%, respectively. For both the three and six months ended June 30, 2025, BKV dCarbon Ventures and the Class B Member's allocation in BKV-CIP Joint Venture's net income (loss) was 58% and 42%, respectively.
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
Both the BKV-CIP Joint Venture and BKV-BPP Cotton Cove Joint Venture were formed to advance the Company’s CCUS strategy and do not represent a material business combination under ASC 805, Business Combinations, as the assets acquired and liabilities assumed were not significant to the Company’s condensed consolidated financial statements, and no goodwill or a bargain purchase gain was recognized.
Variable Interest Entities
The Company determined that the BKV-BPP Power Joint Venture, the BKV-CIP Joint Venture, and the BKV-BPP Cotton Cove Joint Venture are variable interest entities (“VIE”) in accordance with ASC 810, Consolidation and the Company is the primary beneficiary of these joint ventures. Generally, a VIE is an entity with at least one of the following conditions: (i) the total equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support, or (ii) the holders of the equity investment at risk, as a group, lack the characteristics of having a controlling financial interest. The primary beneficiary of a VIE is an entity that has a variable interest or a combination of variable interests that provide such entity with a controlling financial interest in the VIE. An entity is deemed to have a controlling financial interest in a VIE if it has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
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

	June 30, 2026
(in thousands)	BKV-BPP Power	BKV-CIP Joint Venture	BKV-BPP Cotton Cove
Assets
Current assets
Cash and cash equivalents	$58,444	$8,545	$2,061
Restricted cash	16,067	—	—
Accounts receivable, net	35,834	17,285	573
Other current assets	46,550	307	—
Total current assets	156,895	26,137	2,634
Other property, plant, and equipment, net	786,343	67,937	17,126
Other assets	10,530	—	—
Total assets	$953,768	$94,074	$19,760

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$37,225	$6,406	$465
Other current liabilities	20,829	—	—
Total current liabilities	58,054	6,406	465
Other liabilities	607,369	30	30
Total liabilities	$665,423	$6,436	$495

	As of December 31, 2025
(in thousands)	BKV-BPP Power	BKV-CIP Joint Venture	BKV-BPP Cotton Cove
Assets
Current assets
Cash and cash equivalents	$49,015	$1,331	$3,744
Restricted cash	15,846	—	—
Accounts receivable, net	28,618	11,749	568
Other current assets	30,360	654	—
Total current assets	123,839	13,734	4,312
Other property, plant, and equipment, net	806,673	55,452	16,606
Other assets	9,469	—	—
Total assets	$939,981	$69,186	$20,918

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$22,553	$4,880	$2,269
Other current liabilities	18,374	—	—
Total current liabilities	40,927	4,880	2,269
Other liabilities	641,947	—	—
Total liabilities	$682,874	$4,880	$2,269
Noncontrolling Interests
Noncontrolling interests held by BPPUS of 25% and 49% in BKV-BPP Power and BKV-BPP Cotton Cove, respectively, are presented as noncontrolling interest within equity on the condensed consolidated balance sheets.
Pursuant to the BKV-CIP JV Agreement, the Class B Units are not mandatorily redeemable or currently redeemable, but become exercisable by the Class B Member with the passage of time beginning on May 8, 2027. The Company determined that there is an embedded put option in the Class B Units, which contains redemption features that are not solely within the control of the Company. Therefore, the shares of the BKV-CIP Joint Venture's Class B Units have been classified as noncontrolling interest within mezzanine equity on the Company's condensed consolidated balance sheets. The redemption value of the Class B Units is based on a 1.65x multiple of invested capital, reduced by cumulative distributions made to the Class B Member. The contributions from the Class B Member are accreted to the redemption value over a period from issuance to the earliest redemption date (using the effective interest method) with the accretion accounted for as a dividend paid to the Class B Member. As of June 30, 2026, the carrying value of the Class B Units was $30.2 million, compared to an estimated redemption value of approximately $50.4 million.
As of June 30, 2026, the distribution payable to the Class B Member was $6.9 million, which represents 49% of the Section 45Q tax credits generated by BKV dCarbon Ventures in 2024. The distribution payable is included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.
Note 11 - Commitments and Contingencies
The Company may be subject to various claims, title matters, and legal proceedings arising in the ordinary course of business, including environmental contamination claims, personal injury and property damage claims, claims related to joint interest billings and other matters under natural gas operating agreements, and other contractual disputes. The Company maintains general liability and other insurance to cover some of these potential liabilities. The Company accrues for a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If a loss is probable or reasonably possible, but the loss or range of loss cannot be reasonably estimated, the Company discloses the nature of the contingency, but does not accrue for the loss until a reasonable estimate or range becomes available. As of June 30, 2026, the

Company has recorded an aggregate accrual for loss contingencies of approximately $0.6 million, which is included in other current liabilities in the condensed consolidated balance sheets.
While the outcome and impact on the Company cannot be predicted with certainty, results may change in future periods. For the periods presented in the condensed consolidated financial statements, the Company believes that its ultimate liability, with respect to any such matters, will not have a significant impact or material adverse effect on its financial position, results of operations, or cash flows. Results of operations and cash flows, however, could be significantly impacted in the reporting periods in which such matters are resolved.
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
The Company has volume commitments in the form of gathering, processing, and transportation agreements with various third parties that require delivery of 758,715,797 dekatherms of natural gas. The significant majority of the agreements terminate by 2029, with one agreement extending through 2036. As of June 30, 2026, the aggregate undiscounted future payments required under these contracts total $224.8 million.
BKV-BPP Power has commitment agreements to support the operation, fuel supply, and commercialization of its power generation assets. These agreements include energy management, fuel transportation and storage, operations and maintenance, and administrative service arrangements with terms expiring through 2028.
On January 14, 2026, the Company entered into a manufacturing reservation agreement related to a planned power generation project. Under the agreement, the Company is committed to pay up to an aggregate of $80.0 million in reservation fees, scheduled in phases during 2026, to secure future manufacturing capacity through 2028 for turbines with up to approximately 1,230 MW in total generation capacity. During the six months ended June 30, 2026, the Company paid $60.0 million of the reservation fees. Amounts paid are generally non-refundable and will be credited against the purchase price if a definitive supply agreement is executed.
On March 25, 2026 and May 15, 2026, the Company entered into two separate equipment supply contracts related to a planned power generation project. Under the agreements, the Company is committed to pay up to an aggregate of $248.2 million in purchase payments, scheduled in phases from 2026 through 2027, to secure the manufacture of modular power generation equipment. During the six months ended June 30, 2026, the Company paid $96.8 million of the purchase payments, and on July 17, 2026, made an additional purchase payment on each contract, each in the amount of $24.8 million, for aggregate payments of $49.6 million. If the Company terminates the contracts before manufacturing of the equipment begins, the Company would be required to pay 60% of the contract price, and if the Company terminates the contracts after manufacturing of the equipment begins, the Company would be required to pay 100% of the contract price.
On February 4, 2026 and June 19, 2026, the Company entered into two separate parental guarantees for certain wholly-owned subsidiaries under commercial agreements with third-party counterparties. The aggregate maximum potential future payments under these guarantees are $1.5 million, excluding certain enforcement costs under one agreement. As of June 30, 2026, no amounts had been drawn under the guarantees. In addition, the Company evaluated the guarantees under ASC 460, Guarantees, and determined that the fair value of its obligations was immaterial as of June 30, 2026.
On June 22, 2026, the Company entered into a master agreement for software licensing, maintenance, and hosting services for a term of 48 months. As of June 30, 2026, the aggregate undiscounted future payments required under these contracts total $3.8 million.

A summary of the Company's commitments as of June 30, 2026, is provided in the following table:

(in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
RBL Credit Agreement	$—	$—	$100,000	$—	$—	$—	$100,000
2030 Senior Notes (7.50%)	—	—	—	—	500,000	—	500,000
Promissory Note	—	—	—	—	—	46,000	46,000
Temple Term Loan Facility	10,000	10,000	361,998	—	—	—	381,998
Temple Revolving Facility	—	—	60,000	—	—	—	60,000
Interest payable	9,041	—	—	—	—	—	9,041
BKV-BPP Power commitment agreements	2,789	4,891	401	—	—	—	8,081
Temple I Loan Agreements	176,000	—	—	—	—	—	176,000
Interest payable on Temple I Loan Agreements	2,662	—	—	—	—	—	2,662
Manufacturing reservation agreement	20,000	—	—	—	—	—	20,000
Equipment supply contract	81,354	70,012	—	—	—	—	151,366
Operating lease payments	3,373	1,816	1,383	1,303	1,345	5,627	14,847
Transportation commitments	35,433	62,224	53,909	34,257	5,913	33,032	224,768
Software commitments	950	950	950	950	—	—	3,800
Total	$341,602	$149,893	$578,641	$36,510	$507,258	$84,659	$1,698,563
Note 12 - Income Taxes
For the three and six months ended June 30, 2026 and 2025, the Company calculated its provision for income taxes using the estimated annual effective income tax rate applied to year-to-date ordinary income (loss) before income taxes. The provision for income taxes also includes the tax effects of discrete items recognized in the period in which they occur.
The Company's effective tax rates for the three months ended June 30, 2026 and 2025 were 20.7% and 20.6%, respectively, and for the six months ended June 30, 2026 and 2025 were 19.7% and (5.9)%, respectively. For the three and six months ended June 30, 2026, the effective tax rate differed from the U.S. federal statutory rate of 21.0% due to the benefit of Section 45Q tax credits from the injection of captured CO2 waste for secure geologic storage, the noncontrolling interests related to the Company's investment in joint venture partnerships, and Section 45I tax credits from marginal production. These tax benefits were partially offset by tax expense associated with the limitation on deductible executive compensation. For the three and six months ended June 30, 2025, the effective tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to the Company benefiting from certain Section 45Q tax credits from the injection of CO2 waste in the Barnett Zero CCUS project well, from Section 45I tax credits from marginal well production, and deferred tax balance remeasurement for Pennsylvania, partially offset by tax expense associated with the limitation on deductible executive compensation.
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
The following is the calculation of basic and diluted net income (loss) per common share attributable to BKV for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net income attributable to BKV	$75,806	$107,768	$119,881	$25,789
Accretion of Class B Units to redemption value	(1,800)	(281)	(2,541)	(281)
Net income including accretion of Class B Units to redemption value	$74,006	$107,487	$117,340	$25,508

Basic weighted average common shares outstanding	109,395	84,710	105,727	84,708
Add: dilutive effect of TRSUs	187	124	170	81
Add: dilutive effect of PRSUs	190	—	161	—
Diluted weighted average of common shares outstanding	109,772	84,834	106,058	84,789

Net income per common share attributable to BKV:
Basic	$0.68	$1.27	$1.11	$0.30
Diluted	$0.67	$1.27	$1.11	$0.30
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
The Company’s CODM evaluates the financial results of each of the reportable segments, primarily segment revenues, significant segment expenses, and other segment items, and allocates resources, manages liquidity, and assesses overall Company performance relative to budget. The CODM also monitors total assets and capital expenditures by segment.
The Company's Upstream/Midstream segment is engaged in the acquisition, operation, exploration, development, and production of natural gas, NGLs, and oil in the Barnett and NEPA, and the commercial and midstream services such as gathering and transportation, marketing services, and commodity risk management activities.
The Company's Power segment is engaged in electricity generation, wholesale energy sales and purchases, and retail marketing operations. These activities are conducted through the BKV-BPP Power Joint Venture in which the Company holds a 75% ownership interest. Subsidiaries of the BKV-BPP Power Joint Venture own the Temple Plants, which are modern combined-cycle gas and steam turbine power plants located in the ERCOT North Zone in Temple, Texas, and operate a retail marketing business throughout the deregulated portions of Texas.

The Company's Corporate and Other operating segment includes BKV Corp, shared services, and the results of the Company's carbon capture and sequestration business, which focuses on reducing GHG emissions by capturing CO2 from Company-owned and third-party operations, as well as other energy and industrial sources. Transactions between reportable segments are primarily related to administrative services provided under intercompany service agreements and are recorded based on the costs specified in those agreements. Intercompany eliminations are included within the Corporate and Other segment for purposes of segment reporting.
The following tables present the Company's segment revenues and other operating income, significant segment operating expenses, and segment income (loss) from operations:

	Three Months Ended June 30, 2026
(in thousands)	Upstream/Midstream	Power	Total Reportable Segments	Corporate and Other	Total
Revenues and other operating income
Natural gas, NGL, and oil sales	$221,928	$—	$221,928	$—	$221,928
Power revenues	—	74,362	74,362	—	74,362
Derivative gains, net	95,284	47,971	143,255	—	143,255
Marketing revenues	26,162	—	26,162	—	26,162
Section 45Q tax credits	—	—	—	3,048	3,048
Other	328	—	328	(3,548)	(3,220)
Total revenues and other operating income	$343,702	$122,333	$466,035	$(500)	$465,535
Operating expenses
Lease operating and workover	44,482	—	44,482	—	44,482
Fuel commodity costs	—	42,832	42,832	—	42,832
Purchased power	—	29,502	29,502	—	29,502
Marketing expense	22,516	685	23,201	61	23,262
Taxes other than income	11,583	4,303	15,886	14	15,900
Gathering and transportation	68,095	—	68,095	—	68,095
Depreciation, depletion, amortization, and accretion	42,821	9,552	52,373	504	52,877
Power operating and maintenance	—	17,185	17,185	—	17,185
General and administrative	22,747	7,625	30,372	11,753	42,125
Other operating expenses	1,420	4,891	6,311	1,308	7,619
Total operating expenses	213,664	116,575	330,239	13,640	343,879
Income (loss) from operations	$130,038	$5,758	$135,796	$(14,140)	$121,656
Capital expenditures	$61,750	$5,371	$67,121	$19,717	$86,838

	Three Months Ended June 30, 2025
(in thousands)	Upstream/Midstream	Power	Total Reportable Segments	Corporate and Other	Total
Revenues and other operating income
Natural gas, NGL, and oil sales	$199,729	$—	$199,729	$—	$199,729
Power revenues	—	61,924	61,924	—	61,924
Derivative gains, net	112,208	74,818	187,026	—	187,026
Marketing revenues	6,968	—	6,968	—	6,968
Section 45Q tax credits	—	—	—	2,574	2,574
Other	140	—	140	—	140
Total revenues and other operating income	$319,045	$136,742	$455,787	$2,574	$458,361
Operating expenses
Lease operating and workover	34,176	—	34,176	—	34,176
Fuel commodity costs	—	39,852	39,852	—	39,852
Purchased power	—	29,494	29,494	—	29,494
Marketing expense	4,321	547	4,868	—	4,868
Taxes other than income	13,404	4,638	18,042	—	18,042
Gathering and transportation	63,026	—	63,026	—	63,026
Depreciation, depletion, amortization, and accretion	37,644	9,536	47,180	400	47,580
Power operating and maintenance	—	18,252	18,252	—	18,252
General and administrative	14,782	4,267	19,049	11,430	30,479
Other operating expenses	3,403	434	3,837	7,407	11,244
Total operating expenses	170,756	107,020	277,776	19,237	297,013
Income (loss) from operations	$148,289	$29,722	$178,011	$(16,663)	$161,348
Capital expenditures	$56,159	$55	$56,214	$10,276	$66,490

	Six Months Ended June 30, 2026
(in thousands)	Upstream/Midstream	Power	Total Reportable Segments	Corporate and Other	Total
Revenues and other operating income
Natural gas, NGL, and oil sales	$509,603	$—	$509,603	$—	$509,603
Power revenues	—	143,352	143,352	—	143,352
Derivative gains, net	52,808	143,556	196,364	—	196,364
Marketing revenues	45,985	—	45,985	58	46,043
Section 45Q tax credits	—	—	—	6,108	6,108
Other	460	—	460	(3,548)	(3,088)
Total revenues and other operating income	$608,856	$286,908	$895,764	$2,618	$898,382
Operating expenses
Lease operating and workover	89,557	—	89,557	—	89,557
Fuel commodity costs	—	99,953	99,953	—	99,953
Purchased power	—	56,857	56,857	—	56,857
Marketing expense	27,656	1,563	29,219	91	29,310
Taxes other than income	27,545	8,536	36,081	21	36,102
Gathering and transportation	135,897	—	135,897	—	135,897
Depreciation, depletion, amortization, and accretion	83,512	21,356	104,868	950	105,818
Power operating and maintenance	—	36,864	36,864	—	36,864
General and administrative	43,585	13,980	57,565	24,671	82,236
Other operating expenses	6,251	9,047	15,298	2,808	18,106
Total operating expenses	414,003	248,156	662,159	28,541	690,700
Income (loss) from operations	$194,853	$38,752	$233,605	$(25,923)	$207,682
Capital expenditures	$140,720	$22,221	$162,941	$30,424	$193,365

	Six Months Ended June 30, 2025
(in thousands)	Upstream/Midstream	Power	Total Reportable Segments	Corporate and Other	Total
Revenues and other operating income
Natural gas, NGL, and oil sales	$415,855	$—	$415,855	$—	$415,855
Power revenues	—	105,788	105,788	—	105,788
Derivative gains (losses), net	(39,983)	128,626	88,643	—	88,643
Marketing revenues	19,425	—	19,425	—	19,425
Section 45Q tax credits	—	—	—	5,881	5,881
Other	(1,165)	—	(1,165)	—	(1,165)
Total revenues and other operating income	$394,132	$234,414	$628,546	$5,881	$634,427
Operating expenses
Lease operating and workover	69,231	—	69,231	—	69,231
Fuel commodity costs	—	86,215	86,215	—	86,215
Purchased power	—	48,161	48,161	—	48,161
Marketing expense	7,645	1,143	8,788	—	8,788
Taxes other than income	23,626	9,206	32,832	—	32,832
Gathering and transportation	118,819	—	118,819	—	118,819
Depreciation, depletion, amortization, and accretion	77,135	19,163	96,298	879	97,177
Power operating and maintenance	—	38,465	38,465	—	38,465
General and administrative	27,978	10,169	38,147	20,631	58,778
Other operating expenses	3,689	824	4,513	10,197	14,710
Total operating expenses	328,123	213,346	541,469	31,707	573,176
Income (loss) from operations	$66,009	$21,068	$87,077	$(25,826)	$61,251
Capital expenditures	$110,423	$293	$110,716	$13,386	$124,102

The following table reconciles total segment income (loss) from operations to consolidated income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Total segment operating income	$135,796	$178,011	$233,605	$87,077
Unallocated amounts:
Corporate and Other revenues and other operating income	(500)	2,574	2,618	5,881
Corporate and Other marketing expense	(61)	—	(91)
Corporate and Other taxes other than income	(14)	—	(21)	—
Corporate and Other depreciation, depletion, amortization, and accretion	(504)	(400)	(950)	(879)
Corporate and Other general and administrative	(11,753)	(11,430)	(24,671)	(20,631)
Corporate and Other other operating expenses	(1,308)	(7,407)	(2,808)	(10,197)
Interest expense, net	(26,661)	(20,670)	(52,262)	(41,046)
Other income	2,485	1,040	5,373	4,074
Income before income taxes	$97,480	$141,718	$160,793	$24,279

The following table presents total assets by reportable segment reconciled to total consolidated assets:

	June 30,
(in thousands)	2026	2025
Upstream/Midstream	$2,742,960	$2,063,723
Power	1,255,502	976,983
Total reportable segments	3,998,462	3,040,706
Corporate and Other	236,718	125,670
Total consolidated assets	$4,235,180	$3,166,376

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
Recent Developments
•Initial injection at Cotton Cove and Eagle Ford CCUS Projects. The Cotton Cove project owned by our BKV-BPP Cotton Cove Joint Venture commenced commercial CO2 sequestration operations on April 2, 2026, and the Eagle Ford project owned by our BKV-CIP Joint Venture commenced commercial CO2 sequestration operations on June 10, 2026. The Cotton Cove facility receives CO2 waste from BKV's co-located, owned and operated gas processing plant, while the Eagle Ford facility receives CO2 waste from a nearby gas processing plant owned and operated by a diversified midstream energy company. We estimate that the Cotton Cove project will geologically sequester up to approximately 32,000 metric tons of CO2 per year and that the Eagle Ford project will geologically sequester up to approximately 90,000 metric tons of CO2 per year.
Operational and Financial Highlights
Below are some highlights of our operating and financial results for the three and six months ended June 30, 2026:
•Production of natural gas, NGLs, and oil was 89.0 Bcfe, or 978.3 MMcfe/d and 172.3 Bcfe, or 951.8 MMcfe/d, respectively.
•Average realized product prices, excluding the impact of settled derivatives, were $2.49 per Mcfe and $2.96 per Mcfe, respectively.
•Power generation of 2,222 GWh and 4,203 GWh, respectively, from the Temple Plants and capacity factors of 69.6% and 66.0%, respectively.
•Upstream/Midstream production revenues were $221.9 million and $509.6 million, respectively, and Power revenues were $74.4 million and $143.4 million respectively.
•Net income attributable to BKV was $75.8 million and $119.9 million, respectively.
•Net cash provided by operating activities for the six months ended June 30, 2026 was $181.7 million.
•Accrued capital expenditures for the six months ended June 30, 2026 were $191.0 million.
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
Commodity Pricing. The natural gas, NGL, and power industries are each cyclical and seasonal, and commodity prices are highly volatile, and we expect these prices to continue to remain volatile in the near future. In order to manage our market exposure to price volatility, we utilize derivative contracts in connection with our operations to provide an economic hedge of our exposure to commodity price risks associated with anticipated future natural gas and NGL production and power generation. However, there are still market risks beyond our control that may impact our financial condition, results of operations, and cash flows.

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
Production Volumes and Power Data
The following table presents our historical production volumes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Production Data
Natural gas (MMcf)	72,785	58,328	140,863	112,451
NGLs (MBbls)	2,650	2,535	5,139	4,877
Oil (MBbls)	56	44	96	97
Total volumes (MMcfe)	89,021	73,802	172,273	142,295
Average daily total volumes (MMcfe/d)	978.3	811.0	951.8	786.2
Power Data
Power generation (GWh)	2,222	1,913	4,203	3,500
Fuel consumption (MMBtu)	15,973	13,595	29,989	24,827
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
In September 2025, we completed the Bedrock Acquisition, with an economic effective date of July 1, 2025. The acquisition significantly expanded our asset base in the Barnett with low-decline proved developed producing reserves, resulting in higher production volumes, revenues, operating expenses, depreciation, depletion and amortization, and asset retirement obligations beginning in the third quarter of 2025. Because the acquired assets were not owned for a full period of 2025, results for 2026 are not comparable to prior periods. In addition, the consideration paid, including cash, common stock, and repayment of indebtedness, affected our liquidity, leverage, and weighted average shares outstanding.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average prices:
Natural gas ($/Mcf)
Average NYMEX Henry Hub price	$2.90	$3.44	$3.97	$3.55
Average natural gas realized price (excluding derivatives)	$2.14	$2.67	$2.81	$2.88
Average natural gas realized price (including derivatives)	$2.60	$2.83	$2.85	$2.84
Differential	$(0.76)	$(0.77)	$(1.16)	$(0.67)
NGLs ($/Bbl)
Average NGL realized price (excluding derivatives)	$23.00	$16.42	$20.57	$17.70
Average NGL realized price (including derivatives)	$25.21	$16.41	$22.17	$16.64
Oil ($/Bbl)
Average oil realized price	$86.91	$57.66	$79.49	$61.82
High and low daily spot prices
Natural gas ($/Mcf)
High NYMEX Henry Hub	$3.34	$4.21	$30.72	$9.86
Low NYMEX Henry Hub	$2.54	$2.65	$2.54	$2.65
Oil ($/Bbl)
High NYMEX WTI	$114.58	$75.89	$114.58	$80.73
Low NYMEX WTI	$70.30	$58.50	$56.01	$58.50
Power
Average power price ($/MWh) (excluding derivatives)	$31.88	$29.13	$39.41	$32.92
Average power price ($/MWh) (including derivatives)	$41.59	$45.10	$46.04	$48.63
Average natural gas cost ($/Mcf)	$2.68	$2.93	$3.33	$3.47

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
Upstream/Midstream Segment
Comparison of the Three Months Ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in thousands, other than percentages)	2026	2025	Change	% Change
Production volume
Total production volumes (MMcfe)	89,021	73,802	15,219	21%
Average daily production (MMcfe/d)	978.3	811.0	167.3	21%
Average realized price (excluding derivatives)	$2.49	$2.71	$(0.22)	(8)%
Average realized price (including derivatives)	$2.93	$2.83	$0.10	4%

Revenues and other operating income
Natural gas revenues	$156,101	$155,562	$539	—%
NGL revenues	60,960	41,630	19,330	46%
Oil revenues	4,867	2,537	2,330	92%
Derivative gains, net	95,284	112,208	(16,924)	(15)%
Marketing revenues	26,162	6,968	19,194	*
Other	328	140	188	*
Total revenues and other operating income	343,702	319,045	24,657
Operating expenses
Lease operating and workover	44,482	34,176	10,306	30%
Marketing expense	22,516	4,321	18,195	*
Taxes other than income	11,583	13,404	(1,821)	(14)%
Gathering and transportation	68,095	63,026	5,069	8%
Depreciation, depletion, amortization, and accretion	42,821	37,644	5,177	14%
General and administrative	22,747	14,782	7,965	54%
Other operating expenses	1,420	3,403	(1,983)	(58)%
Total operating expenses	213,664	170,756	42,908
Income from operations	$130,038	$148,289	$(18,251)

Per unit costs
Lease operating and workover	$0.50	$0.46	$0.04	9%
Marketing expense	$0.25	$0.06	$0.19	*
Taxes other than income	$0.13	$0.18	$(0.05)	(28)%
Gathering and transportation	$0.76	$0.85	$(0.09)	(11)%
Depreciation, depletion, amortization, and accretion	$0.48	$0.51	$(0.03)	(6)%
General and administrative	$0.26	$0.20	$0.06	30%
Other operating expenses	$0.02	$0.05	$(0.03)	(60)%

Total	$2.40	$2.31	$0.09
*Percentage not meaningful

Natural Gas Revenues
Our natural gas revenues slightly increased by $0.5 million, to $156.1 million for the three months ended June 30, 2026, from $155.6 million for the three months ended June 30, 2025. The increase was due to higher production volumes during the three months ended June 30, 2026, which accounted for a $38.6 million increase in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price). The increase was offset by commodity price decreases, excluding the effect of derivative settlements, which provided a $38.0 million decrease in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes).
NGL Revenues
Our NGL revenues increased by approximately $19.3 million, or 46%, to $61.0 million for the three months ended June 30, 2026, from $41.6 million for the three months ended June 30, 2025. The increase was due to commodity price increases, excluding the effect of derivative settlements, which accounted for a $17.4 million increase in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes). The increase was also due to slightly higher production volumes during the three months ended June 30, 2026, which accounted for a $1.9 million increase in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price).
Oil Revenues
Our oil revenues increased by approximately $2.3 million, or 92%, to $4.9 million for the three months ended June 30, 2026, from $2.5 million for the three months ended June 30, 2025. The increase was primarily due to the impact of commodity price increases, excluding the effect of derivative settlements, which accounted for a $1.6 million increase in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes). The increase was also due to higher production volumes during the three months ended June 30, 2026, which accounted for a $0.7 million increase in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price).
Derivative Gains, Net
For the three months ended June 30, 2026, our Upstream/Midstream segment had net realized and unrealized gains on derivative contracts of $95.3 million compared to $112.2 million for the same period in 2025. The decrease in gains for the three months ended June 30, 2026, was primarily attributable to our open derivative positions, which were in an unrealized gain position of $56.0 million, compared to an unrealized gain position of $102.9 million for the same period in 2025. The current period primarily reflects slight decreases in the forward curve of natural gas prices relative to the previous quarter, whereas the prior year period reflected significant decreases in future natural gas prices compared to March 31, 2025. Offsetting the decrease in derivative gains, net was our realized gains of $39.3 million, compared to $9.3 million for the three months ended June 30, 2025, which were due to lower natural gas prices settled in the current period compared to the same period in the prior year.
Marketing Revenues
Our marketing revenues were derived under our marketing agreement with a third party pursuant to which we received a fixed percentage of all net income realized in the resale of our and other producers’ hydrocarbons. During the three months ended June 30, 2026, we began marketing all of our own natural gas production, causing our marketing revenues to increase by approximately $19.2 million to $26.2 million for the three months ended June 30, 2026, from $7.0 million for the three months ended June 30, 2025.
Other Revenues
Other revenues include the gain (loss) on sale of assets, which was a gain of $0.3 million for the three months ended June 30, 2026, compared to $0.1 million for the same period in 2025.
Lease Operating and Workover

The following table summarizes our components of lease operating expenses for the periods presented:

	Three Months Ended June 30,
	2026		2025		$ Change	% Change
(in thousands, other than percentages and average costs)	Amount	Per Mcfe	Amount	Per Mcfe
Lease operating expenses	$41,076	$0.46	$32,677	$0.44	$8,399	26%
Workover expenses	3,406	0.04	1,499	0.02	1,907	*
Total lease operating and workover expense	$44,482	$0.50	$34,176	$0.46	$10,306	30%
Lease operating and workover expenses were $44.5 million, or $0.50 per Mcfe, for the three months ended June 30, 2026, which was an increase of approximately $10.3 million, or 30%, from $34.2 million, or $0.46 per Mcfe, for the three months ended June 30, 2025. The increase in lease operating and workover expenses during the three months ended June 30, 2026, compared to the same period in 2025, was primarily attributable to $10.2 million of lease operating and workover expenses associated with BKV Barnett II, which was acquired in connection with the Bedrock Acquisition in September 2025.
Marketing Expense
During the three months ended June 30, 2026, we began marketing all of our own natural gas production, causing our marketing expense to increase by approximately $18.2 million to $22.5 million, or $0.25 per Mcfe for the three months ended June 30, 2026, from $4.3 million, or $0.06 per Mcfe for the three months ended June 30, 2025.
Taxes Other Than Income
Taxes other than income were $11.6 million, or $0.13 per Mcfe, for the three months ended June 30, 2026, which was a decrease of approximately $1.8 million, or 14%, from $13.4 million, or $0.18 per Mcfe, for the three months ended June 30, 2025. The decrease was primarily driven by a $2.9 million production tax refund and a $0.3 million reduction in production taxes. These decreases were offset by a $1.0 million increase in production taxes attributable to BKV Barnett II. Ad valorem and property taxes also increased by $0.5 million, primarily due to a $0.9 million increase attributable to BKV Barnett II, partially offset by lower assessed values reflecting lower natural gas prices.
Gathering and Transportation
Gathering and transportation expenses were $68.1 million, or $0.76 per Mcfe, for the three months ended June 30, 2026, which was an increase of approximately $5.1 million, or 8%, from $63.0 million, or $0.85 per Mcfe, for the three months ended June 30, 2025. This increase was primarily driven by $11.6 million and $0.8 million of higher costs associated with natural gas and NGL production volumes, respectively and $0.4 million of NGL rate increases. These increases were offset by $8.1 million of natural gas rate decreases.
Depreciation, Depletion, Amortization, and Accretion
Depreciation, depletion, amortization, and accretion was $42.8 million, or $0.48 per Mcfe, for the three months ended June 30, 2026, which was an increase of approximately $5.2 million, or 14%, from $37.6 million, or $0.51 per Mcfe, for the three months ended June 30, 2025. The increase was primarily attributable to an additional $3.4 million of expense related to BKV Barnett II, which was acquired in connection with the Bedrock Acquisition in September 2025. The remainder of the increase was driven by higher production volumes, partially offset by a lower depletion rate resulting from an increase in our proved reserves.
General and Administrative
General and administrative expenses were $22.7 million, or $0.26 per Mcfe, for the three months ended June 30, 2026, which was an increase of approximately $8.0 million, from $14.8 million, or $0.20 per Mcfe, for the three months ended June 30, 2025. The increase was primarily attributable to higher information technology costs, employee and office, and consulting and contracting costs, which resulted in increased corporate allocations to the Upstream/Midstream segment.
Other Operating Expenses
Other operating expenses were $1.4 million, or $0.02 per Mcfe, for the three months ended June 30, 2026, which was a decrease of approximately $2.0 million, from $3.4 million, or $0.05 per Mcfe, for the three months ended June 30, 2025. The decrease in other operating expenses during the three months ended June 30, 2026, compared to the same period in 2025, was attributable to a $2.1 million deficiency payment incurred in the prior year.

Power Segment
Comparison of the Three Months Ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in thousands, other than percentages)	2026	2025	Change	% Change
Temple I capacity factor	69.2%	64.0%	5.2%	8%
Temple II capacity factor	69.9%	54.8%	15.1%	28%
Total power generation (GWh)	2,222	1,913	309	16%
Fuel consumption (MMBtu)	15,973	13,595	2,378	17%
Average generation price (excluding derivatives)	$31.88	$29.13	$2.75	9%
Average generation price (including derivatives)	$41.59	$45.10	$(3.51)	(8)%
Average natural gas cost	$2.68	$2.93	$(0.25)	(9)%
Average spark spread	$22.31	$24.27	$(1.96)	(8)%

Revenues and other operating income
Power revenues	$74,362	$61,924	$12,438	20%
Derivative gains, net	47,971	74,818	(26,847)	(36)%
Total revenues and other operating income	122,333	136,742	(14,409)
Operating expenses
Fuel commodity costs	42,832	39,852	2,980	7%
Purchased power	29,502	29,494	8	—%
Marketing expense	685	547	138	25%
Taxes other than income	4,303	4,638	(335)	(7)%
Depreciation, depletion, amortization, and accretion	9,552	9,536	16	—%
Power operating and maintenance	17,185	18,252	(1,067)	(6)%
General and administrative	7,625	4,267	3,358	79%
Other operating expenses	4,891	434	4,457	*
Total operating expenses	116,575	107,020	9,555
Income from operations	$5,758	$29,722	$(23,964)
*Percentage not meaningful
Power Revenues
During the three months ended June 30, 2026, our Power revenues were $74.4 million, which was an increase of $12.4 million, or 20%, from $61.9 million for the three months ended June 30, 2025, which include merchant energy sales and revenue from our retail business. The increase was primarily due to the increase in merchant energy sales, which was attributable to higher power generation and capacity at the Temple Plants.
Derivative Gains, Net
For the three months ended June 30, 2026, our Power segment had net realized and unrealized gains on derivative contracts of $48.0 million, compared to net realized and unrealized gains of $74.8 million for the same period in 2025, representing a decrease of $26.8 million. The decrease was primarily attributable to a $39.5 million unfavorable change in net realized gains on our power derivatives driven by higher realized market power prices relative to contracted prices between periods, and a $41.8 million unfavorable change in unrealized results on our power derivatives and HRCOs, primarily due to changes in forward power prices and related valuation assumptions. These unfavorable changes were partially offset by a $34.1 million favorable change in realized gains on HRCO settlements, a $19.5 million favorable change in unrealized results on our natural gas hedges, primarily due to decreases in the forward natural gas price curve during the current period compared with increases during the prior-year period and a $0.8 million favorable change in realized results on our natural gas hedges.
Fuel Commodity Costs
Fuel commodity costs were $42.8 million for the three months ended June 30, 2026, which was an increase of $3.0 million, or 7%, from $39.9 million for the three months ended June 30, 2025. The increase was due to higher fuel consumption compared to the same period in 2025.
Purchased Power
Purchased power costs for the retail business were $29.5 million for both the three months ended June 30, 2026 and 2025. Purchased power costs include power derivatives, which were in a net gain position of $0.2 million, compared to a net loss position of $3.3 million. As the retail power derivatives are in a long position, decreases in market prices relative to fixed contract prices result in gains. This was offset by an increase in purchased power due to slightly higher sales from our retail business.
Marketing Expense
During the three months ended June 30, 2026, we began marketing all of our own natural gas production, causing our marketing expense to increase by approximately $0.1 million to $0.7 million for the three months ended June 30, 2026, from $0.5 million for the three months ended June 30, 2025.
Taxes Other Than Income
Taxes other than income were $4.3 million for the three months ended June 30, 2026, which was a decrease of approximately $0.3 million, or 7%, from $4.6 million for the three months ended June 30, 2025. The decrease was driven by BKV-BPP Power's property tax reassessment.
Depreciation, Depletion, Amortization, and Accretion
Depreciation, depletion, amortization, and accretion was $9.6 million and $9.5 million for the three months ended June 30, 2026 and 2025, respectively, which was consistent between periods.
Power Operating and Maintenance
Power operating and maintenance expenses are costs incurred to run the Temple Plants. These expenses were $17.2 million for the three months ended June 30, 2026, which was a decrease of approximately $1.1 million, or 6%, from $18.3 million for the three months ended June 30, 2025. The decrease was primarily due to a $1.3 million decrease in planned maintenance period-over-period.
General and Administrative
General and administrative expenses were $7.6 million for the three months ended June 30, 2026, which was an increase of approximately $3.4 million, from $4.3 million for the three months ended June 30, 2025. The increase was primarily attributable to higher allocations of corporate general and administrative costs and higher administrative service expenses charged by BKV under the administrative services agreement due to an increase in contracted rates. These increases were partially offset by lower credit loss expense.
Other Operating Expenses
Other operating expenses were $4.9 million for the three months ended June 30, 2026, which was an increase of approximately $4.5 million, from $0.4 million for the three months ended June 30, 2025. The increase was due to $4.3 million in transaction costs related to the BKV-BPP Power Joint Venture Transaction.
Other Income Statement Line Items
Other Revenues
For the three months ended June 30, 2026, other revenues reflected a loss of $3.5 million, which included the impairment of our asset held for sale.
Section 45Q Tax Credits

Our Section 45Q tax credits increased by approximately $0.5 million, or 18%, to $3.0 million during the three months ended June 30, 2026, from $2.6 million during the three months ended June 30, 2025. Our Section 45Q tax credits related to CO2 waste sequestration activities under our Barnett Zero, Cotton Cove and Eagle Ford projects. The increase period-over-period was due to more CO2 waste sequestered in 2026 due to Cotton Cove and Eagle Ford injections beginning in the first half of 2026.
General and Administrative
General and administrative expenses were $11.8 million, for the three months ended June 30, 2026, which was an increase of approximately $0.3 million, from $11.4 million, for the three months ended June 30, 2025. The increase was primarily due to higher payroll, legal, and contract labor costs. The increase also reflected changes in the administrative service agreement allocated to the Power segment, with the corresponding intercompany amounts eliminated within Corporate and Other for segment reporting purposes. These increases were partially offset by lower employee and office, information technology, and consulting expenses.
Other Operating Expenses
Other operating expenses were $1.3 million for the three months ended June 30, 2026, which was a decrease of approximately $6.1 million, from $7.4 million for the three months ended June 30, 2025. The decrease was due to prior year’s $3.1 million of costs related to the CCUS equity raise, $1.6 million in CCUS transaction fees and $1.1 million in a project write-off and a $0.4 million decrease in emissions monitoring period-over-period.
Other Income (Expense)
Interest expense. Interest expense was $24.9 million for the three months ended June 30, 2026, which was an increase of $8.5 million, from $16.4 million for the three months ended June 30, 2025. The increase in interest expense during the three months ended June 30, 2026 was primarily due to $9.3 million of interest on the 2030 Senior Notes, $0.9 million of higher debt amortization expense, $0.6 million of interest on the Promissory Note, and an increase of $0.3 million of interest on our letters of credit. These increases were partially offset by $1.4 million and $1.3 million of lower interest expense on the RBL Credit Agreement and the Temple Term Loan Facility, respectively, compared to the same period in 2025.
Interest expense, related party. Interest expense, related party was $4.0 million for the three months ended June 30, 2026, which was a decrease of $1.0 million, from $5.0 million for the three months ended June 30, 2025. The decrease was primarily due to a lower outstanding balance on the Temple I Loan Agreements period-over-period.
Interest income. Interest income was $2.2 million for the three months ended June 30, 2026, which was an increase of $1.5 million, from $0.7 million for the three months ended June 30, 2025. The increase was due to higher average cash balances during the three months ended June 30, 2026, compared to the same period in 2025.
Income tax benefit (expense). For the three months ended June 30, 2026, we had an income tax expense of $20.1 million, which was a change of $9.1 million, from a $29.2 million income tax expense for the three months ended June 30, 2025. The period-over-period change was primarily due to lower pretax earnings, which resulted in a lower income tax provision.

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
Upstream/Midstream Segment
Comparison of the Six Months Ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands, other than percentages)	2026	2025	Change	% Change
Production volume
Total production volumes (MMcfe)	172,273	142,295	29,978	21%
Average daily production (MMcfe/d)	951.8	786.2	165.6	21%
Average realized price (excluding derivatives)	$2.96	$2.92	$0.04	1%
Average realized price (including derivatives)	$3.03	$2.86	$0.17	6%

Revenues and other operating income
Natural gas revenues	$396,252	$323,545	$72,707	22%
NGL revenues	105,720	86,313	19,407	22%
Oil revenues	7,631	5,997	1,634	27%
Derivative gains (losses), net	52,808	(39,983)	92,791	*
Marketing revenues	45,985	19,425	26,560	*
Other	460	(1,165)	1,625	*
Total revenues and other operating income	608,856	394,132	214,724
Operating expenses
Lease operating and workover	89,557	69,231	20,326	29%
Marketing expense	27,656	7,645	20,011	*
Taxes other than income	27,545	23,626	3,919	17%
Gathering and transportation	135,897	118,819	17,078	14%
Depreciation, depletion, amortization, and accretion	83,512	77,135	6,377	8%
General and administrative	43,585	27,978	15,607	56%
Other operating expenses	6,251	3,689	2,562	69%
Total operating expenses	414,003	328,123	85,880
Income from operations	$194,853	$66,009	$128,844

Per unit costs
Lease operating and workover	$0.52	$0.49	$0.03	6%
Marketing expense	$0.16	$0.05	$0.11	*
Taxes other than income	$0.16	$0.17	$(0.01)	(6)%
Gathering and transportation	$0.79	$0.84	$(0.05)	(6)%
Depreciation, depletion, amortization, and accretion	$0.48	$0.54	$(0.06)	(11)%
General and administrative	$0.25	$0.20	$0.05	25%
Other operating expenses	$0.04	$0.03	$0.01	33%

Total	$2.40	$2.32	$0.08
*Percentage not meaningful
Natural Gas Revenues
Our natural gas revenues increased by approximately $72.7 million, or 22%, to $396.3 million for the six months ended June 30, 2026, from $323.5 million for the six months ended June 30, 2025. The increase was due to higher production volumes during the six months ended June 30, 2026, which accounted for a $81.7 million increase in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price). The impact was offset by commodity price decreases, excluding the effect of derivative settlements, which provided a $9.0 million decrease in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes).
NGL Revenues
Our NGL revenues increased by approximately $19.4 million, or 22%, to $105.7 million for the six months ended June 30, 2026, from $86.3 million for the six months ended June 30, 2025. The increase was due to $14.8 million of commodity price increases, excluding the effect of derivative settlements (calculated as the change in the period-to-period average price times current period production volumes) and higher production volumes, which accounted for a $4.6 million increase (calculated as the change in period-to-period volumes times the prior period average price).
Oil Revenues
Our oil revenues increased by approximately $1.6 million, or 27%, to $7.6 million for the six months ended June 30, 2026, from $6.0 million for the six months ended June 30, 2025. The increase was primarily due to the impact of commodity price increases, excluding the effect of derivative settlements, which accounted for a $1.7 million increase in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes). This was slightly offset by lower production volumes during the six months ended June 30, 2026, which accounted for a $0.1 million decrease in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price).
Derivative Gains, Net
For the six months ended June 30, 2026, our Upstream/Midstream segment had net realized and unrealized gains on derivative contracts of $52.8 million, compared to net realized and unrealized losses of $40.0 million for the same period in 2025. The favorable change during the six months ended June 30, 2026, was primarily attributable to our open derivative positions, which were in an unrealized gain position of $39.9 million, compared to an unrealized loss position of $31.1 million for the same period in 2025. The current period primarily reflects decreases in the forward curve of natural gas prices relative to December 31, 2025, whereas the prior year period reflected increases in future natural gas prices compared to December 31, 2024. In addition, we purchased put options of $16.2 million in the first quarter of 2025, limiting our 2026/2027 pricing downside. Also increasing our favorable change for the six months ended June 30, 2026 were realized gains of $12.9 million, compared to realized losses of $8.9 million for the six months ended June 30, 2025, which were due to slightly lower natural gas prices settled in the current period compared to the same period in the prior year.
Marketing Revenues
Our marketing revenues were derived under our marketing agreement with a third party pursuant to which we received a fixed percentage of all net income realized in the resale of our and other producers’ hydrocarbons. Beginning in the second quarter of 2026, we began marketing all of our own natural gas production, causing our marketing revenues to increase by approximately $26.6 million to $46.0 million for the six months ended June 30, 2026, from $19.4 million for the six months ended June 30, 2025.
Other Revenues
Other revenues include the gain (loss) on sale of assets, which was a gain of $0.5 million for the six months ended June 30, 2026, compared to a loss of $1.2 million for the same period in 2025. The period-over-period increase was primarily due to a gain on sale of assets of $0.4 million during the six months ended June 30, 2026, whereas the prior year period included an impairment of $2.4 million on the Bridgeport building held for sale, offset by a gain on sale of assets of $1.2 million.
Lease Operating and Workover

The following table summarizes our components of lease operating expenses for the periods presented:

	Six Months Ended June 30,
	2026		2025		$ Change	% Change
(in thousands, other than percentages and average costs)	Amount	Per Mcfe	Amount	Per Mcfe
Lease operating expenses	$83,856	$0.48	$66,352	$0.47	$17,504	26%
Workover expenses	5,701	0.04	2,879	0.02	2,822	98%
Total lease operating and workover expense	$89,557	$0.52	$69,231	$0.49	$20,326	29%
Lease operating and workover expenses were $89.6 million, or $0.52 per Mcfe, for the six months ended June 30, 2026, which was an increase of approximately $20.3 million, or 29%, from $69.2 million, or $0.49 per Mcfe, for the six months ended June 30, 2025. The increase in lease operating and workover expenses during the six months ended June 30, 2026, compared to the same period in 2025, was primarily attributable to $19.9 million of lease operating and workover expenses associated with BKV Barnett II, which was acquired in connection with the Bedrock Acquisition in September 2025.
Marketing Expense
During the three months ended June 30, 2026, we began marketing all of our own natural gas production, causing our marketing expenses to increase by approximately $20.0 million to $27.7 million for the six months ended June 30, 2026, from $7.6 million for the six months ended June 30, 2025.
Taxes Other Than Income
Taxes other than income were $27.5 million, or $0.16 per Mcfe, for the six months ended June 30, 2026, which was an increase of approximately $3.9 million, or 17%, from $23.6 million, or $0.17 per Mcfe, for the six months ended June 30, 2025. The increase was primarily driven by a $2.9 million increase in production taxes attributable to BKV Barnett II and $1.7 million of higher production taxes in the Barnett. This was offset by a $2.9 million production tax refund. In addition, ad valorem and property taxes increased by $2.3 million, reflecting higher gas prices, of which $1.6 million was attributable to BKV Barnett II.
Gathering and Transportation
Gathering and transportation expenses were $135.9 million, or $0.79 per Mcfe, for the six months ended June 30, 2026, which was an increase of approximately $17.1 million, or 14%, from $118.8 million, or $0.84 per Mcfe, for the six months ended June 30, 2025. This increase was primarily driven by $12.2 million of higher costs associated with natural gas production and $6.7 million and $3.6 million of NGL and natural gas rate increases, respectively. These increases were offset by a $0.9 million decrease in NGL production.
Depreciation, Depletion, Amortization, and Accretion
Depreciation, depletion, amortization, and accretion was $83.5 million, or $0.49 per Mcfe, for the six months ended June 30, 2026, which was an increase of approximately $6.4 million, or 8%, from $77.1 million, or $0.54 per Mcfe, for the six months ended June 30, 2025. The increase was primarily due to an additional $6.9 million of expense related to BKV Barnett II, which was acquired in connection with the Bedrock Acquisition in September 2025. Slightly offsetting the increase was our lower depletion rate resulting from an increase in our proved reserves.
General and Administrative
General and administrative expenses were $43.6 million, or $0.25 per Mcfe, for the six months ended June 30, 2026, which was an increase of approximately $15.6 million, from $28.0 million, or $0.20 per Mcfe, for the six months ended June 30, 2025. The increase was primarily attributable to higher information technology costs, employee and office, and consulting and contracting costs, which resulted in increased corporate allocations to the Upstream/Midstream segment.
Other Operating Expenses
Other operating expenses were $6.3 million, or $0.04 per Mcfe, for the six months ended June 30, 2026, which was an increase of approximately $2.6 million, from $3.7 million, or $0.03 per Mcfe, for the six months ended June 30, 2025. The increase was due to a $5.3 million increase in integration and transaction costs due to the Bedrock Acquisition, a $1.0 million reduction in emissions costs in 2025, and $0.8 million of project write-offs. This was offset by a $2.4 million reduction in legal and consulting fees and a $2.1 million deficiency payment incurred under our minimum volume commitments on our midstream pipeline recognized during the same period in 2025.
Power Segment
Comparison of the Six Months Ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands, other than percentages)	2026	2025	Change	% Change
Temple I capacity factor	66.9%	54.7%	12.2%	22%
Temple II capacity factor	65.1%	54.5%	10.6%	19%
Total power generation (GWh)	4,203	3,500	703	20%
Fuel consumption (MMBtu)	29,989	24,827	5,162	21%
Average generation price (excluding derivatives)	$39.41	$32.92	$6.49	20%
Average generation price (including derivatives)	$46.04	$48.63	$(2.59)	(5)%
Average natural gas cost	$3.33	$3.47	$(0.14)	(4)%
Average spark spread	$22.26	$24.00	$(1.74)	(7)%

Revenues and other operating income
Power revenues	$143,352	$105,788	$37,564	36%
Derivative gains, net	143,556	128,626	14,930	12%
Total revenues and other operating income	286,908	234,414	52,494
Operating expenses
Fuel commodity costs	99,953	86,215	13,738	16%
Purchased power	56,857	48,161	8,696	18%
Marketing expense	1,563	1,143	420	37%
Taxes other than income	8,536	9,206	(670)	(7)%
Depreciation, depletion, amortization, and accretion	21,356	19,163	2,193	11%
Power operating and maintenance	36,864	38,465	(1,601)	(4)%
General and administrative	13,980	10,169	3,811	37%
Other operating expenses	9,047	824	8,223	*
Total operating expenses	248,156	213,346	34,810
Income from operations	38,752	21,068	17,684
*Percentage not meaningful
Power Revenues
During the six months ended June 30, 2026, our Power revenues were $143.4 million compared to $105.8 million during the six months ended June 30, 2025, which include merchant energy sales and revenue from our retail business. The increase was primarily due to the increase in merchant energy sales, which was attributable to higher power prices, power generation, and capacity at the Temple Plants.
Derivative Gains, Net
For the six months ended June 30, 2026, our Power segment had net realized and unrealized gains on derivative contracts of $143.6 million, compared to net realized and unrealized gains of $128.6 million for the same period in 2025. The increase was primarily attributable to our open derivative positions, which were in an unrealized gain position of $22.8 million as of June 30, 2026, compared to an unrealized loss position of $4.5 million for the same period in 2025. This change is largely due to decreases in power prices relative to hedged prices and the value of optionality. We also had an increase in realized gains of $69.3 million on our HRCOs during the six months ended June 30, 2026, which was primarily due to higher contracted capacity with four contracts totaling 600 MW in 2026, compared to two contracts totaling 200 MW in the prior year period. These increases were offset by a $79.3 million decrease in net realized gains on our power derivatives driven by higher realized market power prices relative to contracted prices.
Fuel Commodity Costs
Fuel commodity costs were $100.0 million for the six months ended June 30, 2026, which was an increase of $13.7 million, or 16%, from $86.2 million for the six months ended June 30, 2025. The increase was due to higher fuel consumption compared to the same period in 2025.
Purchased Power
Purchased power costs for the retail business were $56.9 million for the six months ended June 30, 2026, which was an increase of $8.7 million, or 18%, from $48.2 million for the six months ended June 30, 2025. The increase was primarily driven by our net realized and unrealized loss position on the power derivatives, which was $13.0 million compared to a net realized and unrealized loss of $4.4 million for the same period in 2025. As the retail power derivatives are in a long position, increases in market prices reduced the spread between fixed contract prices and settlement prices, which resulted in higher realized losses.
Taxes Other Than Income
Taxes other than income were $8.5 million for the six months ended June 30, 2026, which was a decrease of approximately $0.7 million, or 7%, from $9.2 million for the six months ended June 30, 2025. The decrease was driven by BKV-BPP Power's property tax reassessment.
Depreciation, Depletion, Amortization, and Accretion
Depreciation, depletion, amortization, and accretion was $21.4 million for the six months ended June 30, 2026, which was an increase of approximately $2.2 million, or 11%, from $19.2 million for the six months ended June 30, 2025. The increase was primarily due to the true-up of depreciation on equipment during the six months ended June 30, 2026.
Power Operating and Maintenance
Power operating and maintenance expenses are costs incurred to run the Temple Plants and were $36.9 million for the six months ended June 30, 2026, which was a decrease of approximately $1.6 million, or 4%, from $38.5 million for the six months ended June 30, 2025. The decrease was primarily due to employees moving from the Power segment to Corporate and Other.
General and Administrative
General and administrative expenses were $14.0 million for the six months ended June 30, 2026, which was an increase of approximately $3.8 million, from $10.2 million for the six months ended June 30, 2025. The increase was primarily attributable to higher allocations of corporate general and administrative costs and $2.6 million of higher administrative service expenses charged by BKV under the administrative services agreement due to an increase in contracted rates. These increases were partially offset by $3.0 million of lower credit loss expense with BKV-BPP Retail customers as the prior year period included significant write-offs related to 2024 and 2025 customer balances.
Other Operating Expenses
Other operating expenses were $9.0 million for the six months ended June 30, 2026, which was an increase of approximately $8.2 million, from $0.8 million for the six months ended June 30, 2025. The increase was due to $8.0 million in transaction costs related to the BKV-BPP Power Joint Venture Transaction.
Other Income Statement Line Items
Other Revenues
For the six months ended June 30, 2026, other revenues was a loss of $3.5 million, which included the impairment of our asset held for sale.
General and Administrative
General and administrative expenses were $24.7 million, for the six months ended June 30, 2026, which was an increase of approximately $4.0 million, from $20.6 million, for the six months ended June 30, 2025. The increase was primarily due to higher payroll, legal, and contract labor costs. The increase also reflected changes in the administrative service agreement allocated to the

Power segment, with the corresponding intercompany amounts eliminated within Corporate and Other for segment reporting purposes. These increases were partially offset by lower employee and office, information technology, and consulting expenses.
Other Operating Expenses
Other operating expenses were $2.8 million for the six months ended June 30, 2026, which was a decrease of approximately $7.4 million, from $10.2 million for the six months ended June 30, 2025. The decrease was due to prior year’s $3.1 million of costs related to the CCUS equity raise, $2.3 million in CCUS transaction fees, and $1.5 million in a project write-off and a $0.4 million decrease in emissions monitoring period-over-period.
Section 45Q Tax Credits
Our Section 45Q tax credits increased by approximately $0.2 million, or 4%, to $6.1 million during the six months ended June 30, 2026, from $5.9 million during the six months ended June 30, 2025. Our Section 45Q tax credits related to CO2 waste sequestration activities under our Barnett Zero, Cotton Cove and Eagle Ford projects. The increase was due to more CO2 waste sequestered in 2026, attributable to Cotton Cove and Eagle Ford injections beginning in the first half of 2026, offset by decreased injections at Barnett Zero due to routine fluctuations in activity levels that occur as part of our normal operations.
Other Income (Expense)
Interest expense. Interest expense was $47.7 million for the six months ended June 30, 2026, which was an increase of $15.3 million, from $32.4 million for the six months ended June 30, 2025. The increase in interest expense during the six months ended June 30, 2026 was primarily due to $18.6 million of interest on the 2030 Senior Notes, $1.5 million of higher debt amortization expense, $1.2 million of interest on the Promissory Note, and an increase of $0.7 million of interest on our letters of credit. These increases were partially offset by $4.2 million and $2.6 million of lower interest expense on the RBL Credit Agreement and the Temple Term Loan Facility, respectively, compared to the same period in 2025.
Interest expense, related party. Interest expense, related party was $8.2 million for the six months ended June 30, 2026, which was a decrease of $1.9 million, from $10.1 million for the six months ended June 30, 2025. The decrease was primarily due to a lower outstanding balance on the Temple I Loan Agreements period-over-period.
Interest income. Interest income was $3.7 million for the six months ended June 30, 2026, which was an increase of $2.2 million, from $1.5 million for the six months ended June 30, 2025. The increase was due to higher average cash balances during the six months ended June 30, 2026, compared to the same period in 2025.
Income tax benefit (expense). For the six months ended June 30, 2026, we had an income tax expense of $31.6 million, which was a change of $33.0 million, from a $1.4 million income tax benefit for the six months ended June 30, 2025. The change was primarily due to an increase in pretax earnings period-over period, and the prior year’s deferred tax balance remeasurement for Pennsylvania.
Liquidity and Capital Resources
Capital Commitments
Our primary needs for cash are to fund our upstream development, midstream, power, and CCUS activities, fund operations and capital expenditures, acquisitions, and asset retirement obligations, cover any debt interest or minimum volume commitment obligations, pay down debt, and return capital to stockholders. Our primary uses of cash during the six months ended June 30, 2026 included deposits for modular power generation equipment and associated reservation fees, development of our natural gas properties, land acquisitions, and funding the BKV-BPP Power Joint Venture transaction. Our primary use of cash during the six months ended June 30, 2025 included funding the development of our natural gas properties.
Operating and Development Capital Expenditures
During the six months ended June 30, 2026 and 2025, cash paid for capital expenditures was $193.4 million and $124.1 million, respectively. Our current estimated budget for total accrued capital expenditures in 2026 is approximately $690 million to $875 million on a Company-wide basis. To help fund these capital expenditures, we expect to receive approximately $120 million to $150 million of capital contributions from our joint venture partners in our CCUS and power businesses. Expected contributions from our joint venture partners would bring our 2026 net capital expenditure range to $570 million to $725 million. Capital expenditures for our operated properties are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for natural gas and NGLs, the availability of equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs, and the level of participation by other interest owners. In addition, the development of our power business is capital intensive, requiring ongoing investments in land, modular equipment, and turbine generators. We will continue to monitor commodity prices and overall market conditions and can adjust our rig cadence up or down in response to changes in commodity prices and overall market conditions.
Strategic Power Growth Commitments
On January 14, 2026, the Company entered into a manufacturing reservation agreement related to a planned power generation project. Under the agreement, the Company is committed to pay up to an aggregate of $80.0 million in reservation fees, scheduled in phases during 2026, to secure future manufacturing capacity through 2028 for turbines with up to approximately 1,230 MW in total generation capacity. During the six months ended June 30, 2026, the Company paid $60.0 million of the reservation fees. Amounts paid are generally non-refundable and will be credited against the purchase price if a definitive supply agreement is executed.
On March 25, 2026 and May 15, 2026, the Company entered into two separate equipment supply contracts related to a planned power generation project. Under the agreements, the Company is committed to pay up to an aggregate of $248.2 million in purchase payments, scheduled in phases from 2026 through 2027, to secure the manufacture of modular power generation equipment. During the six months ended June 30, 2026, the Company paid $96.8 million of the purchase payments, and on July 17, 2026, made an additional purchase payment on each contract, each in the amount of $24.8 million. If the Company terminates the contracts before manufacturing of the equipment begins, the Company would be required to pay 60% of the contract price, and if the Company terminates the contracts after manufacturing of the equipment begins, the Company would be required to pay 100% of the contract price.
Capital Resources
Historically, our primary sources of capital and liquidity have consisted of internally generated cash flows from operations, together with loans, capital contributions from our majority stockholder, BNAC, and issuances of equity or debt. We also enter into financial instruments to reduce the impact of commodity and power price volatility and provide a level of certainty and stability around cash flows. We currently believe that our cash flows from operations, cash on hand, borrowings under our RBL Credit Agreement, proceeds from the issuance of the 2026 Equity Offering, contributions from our joint venture partners, and our commodity and power hedges in place will provide sufficient liquidity to fund our operations and our capital expenditures for the remainder of 2026, excluding our CCUS business. If capital expenditures were to exceed such capital sources during the remainder of 2026, we expect to fund such excess capital expenditures through the sale of oil and natural gas producing assets, leasehold interests or mineral interests, and potential issuances of equity or debt, none of which may be available on satisfactory terms, or at all. We expect to fund the majority of our CCUS business from a variety of external sources, including contributions from our joint ventures with the Class B Member and BPPUS, project-based equity partnerships, debt financing, and federal grants, with the remaining capital needs being funded with cash flows from operations.
The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$181,731	$105,748
Net cash used in investing activities	(469,881)	(130,087)
Net cash provided by financing activities	192,136	32,429
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(96,014)	$8,090
Cash flows provided by operating activities. Net cash provided by operating activities was $181.7 million for the six months ended June 30, 2026, compared to $105.7 million for the six months ended June 30, 2025. Net cash provided by operating activities increased during the six months ended June 30, 2026, compared to the six months ended June 30, 2025 due to a $64.6 million increase in income from operations (excluding noncash items), resulting from higher natural gas and production volumes and higher power prices, power generation, and capacity at the Temple Plants. Cash from operations also increased period-over-period due to the absence of $20.0 million and $16.2 million of cash paid in 2025 for the settlement of contingent liabilities and the purchase of put options, respectively, and an increase of $2.2 million in interest income. These increases were partially offset by a $14.3 million unfavorable change in working capital and a $12.5 million increase in cash paid for interest period-over-period.

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
Cash flows used in investing activities. Net cash used in investing activities was $469.9 million for the six months ended June 30, 2026, compared to $130.1 million for the six months ended June 30, 2025. The increase was driven by $151.0 million of cash deposits on equipment supply and manufacturing reservations and $118.7 million of cash paid for land. The increase was also attributable to higher capital expenditures, including a $30.3 million increase in the Upstream/Midstream segment, a $21.9 million increase in the Power segment, and a $17.0 million increase in Corporate and Other, which includes a $22.0 million increase in CCUS capital expenditures. In addition, we had a $0.8 million decrease in proceeds from the sales of assets period-over-period.
The following table presents our capital expenditures (excluding leasehold costs and acquisitions) on an accrual basis for the six months ended June 30, 2026 and 2025 and reconciles to cash flows used for capital expenditures in the condensed consolidated statements of cash flows.

	Six Months Ended June 30,
	2026	2025
Total use of cash and cash equivalents for capital expenditures	$(193,365)	$(124,102)
Decrease (increase) in accrued capital expenditures	2,373	(12,965)
Capital expenditures (accrued)	$(190,992)	$(137,067)
Cash flows provided by financing activities. Net cash provided by financing activities was $192.1 million for the six months ended June 30, 2026, which consisted of $185.5 million of net proceeds from the issuance of common stock, $100.0 million in net borrowings on the RBL Credit Agreement, proceeds of $46.0 million from the Promissory Note, $13.4 million of cash contributions from noncontrolling interest, and $0.3 million of cash received for common stock issued pursuant to the ESPP. These inflows were offset by $115.1 million of cash paid for a portion of the consideration for the BKV-BPP Power Joint Venture Transaction, $19.9 million of payments on the Temple Term Loan Facility, $15.0 million of payments on the Temple I Loan Agreements, $2.1 million of payments for taxes related to net share settlement of restricted stock units, and $0.9 million of payments on debt issuance costs. For the six months ended June 30, 2025, net cash provided by financing activities was $32.4 million, primarily consisting of $35.0 million of net borrowings under the RBL Credit Agreement and $4.4 million of cash contributions from noncontrolling interest, offset by a $5.0 million payment on the Temple Term Loan Facility, $1.2 million of payments for taxes related to net share settlement of restricted stock units, and $0.7 million of payments on debt issuance costs.
Working Capital
As of June 30, 2026, we had cash and cash equivalents of $152.2 million and restricted cash of $16.1 million, compared to $248.4 million of cash and cash equivalents and restricted cash of $15.8 million as of December 31, 2025. Our net working capital surplus was $59.1 million as of June 30, 2026, compared to a net working capital deficit of $53.2 million as of December 31, 2025.
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
2030 Senior Notes
On September 26, 2025, BKV Upstream Midstream issued in a private placement $500.0 million of 7.50% senior unsecured notes due October 15, 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at par and resulted in proceeds of $490.0 million, after deducting underwriters’ discounts and commissions. The proceeds were used to repay a portion of the outstanding borrowings under the RBL Credit Agreement and fund a portion of the cash consideration for the Bedrock Acquisition, with the remainder of the purchase price being funded with shares of our common stock. In connection with the issuance of the 2030 Senior Notes, we recorded debt issuance costs of $14.5 million, which are amortized to interest expense on the condensed consolidated statements of income over the term of the 2030 Senior Notes.
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
Loan Agreements and Credit Facilities
RBL Credit Agreement
On June 11, 2024, BKV Corporation, as a guarantor, and BKV Upstream Midstream, as borrower, entered into the RBL Credit Agreement with Citibank, N.A., as the administrative agent, and the financial institutions party thereto. The RBL Credit Agreement includes a maximum credit commitment of $1.5 billion. On May 20, 2026, BKV Corporation, BKV Upstream Midstream, the lenders and the administrative agent amended the RBL Credit Agreement to, among other things, redetermine and reaffirm the borrowing base at $1.0 billion in connection with the scheduled semiannual borrowing base redetermination. As of June 30, 2026, the borrowing base and elected commitment remained unchanged at $1.0 billion, and $800.0 million, respectively.
The loans under the RBL Credit Agreement may be borrowed, repaid, and reborrowed during the term of the RBL Credit Agreement. The RBL Credit Agreement will mature on June 12, 2028. The obligations under the RBL Credit Agreement are secured and guaranteed on a senior secured basis by BKV Upstream Midstream and all of BKV Upstream Midstream’s current and future material restricted subsidiaries. Loans under the RBL Credit Agreement bear interest at one, three, or six-month term SOFR or ABR, as applicable, plus a credit spread adjustment of 0.10% for SOFR borrowings, plus an applicable margin per annum. Interest is payable on the last day of each interest period and at maturity. We are obligated to pay certain fees to the lenders and administrative agent under the RBL Credit Agreement, including commitment fees on the average daily amount of the undrawn portion of the commitments. During the three and six months ended June 30, 2026, BKV Upstream Midstream recognized $0.8 million and $1.7 million, respectively, of commitment fees, which are included in interest expense on the condensed consolidated statements of income. During the three and six months ended June 30, 2025, BKV Upstream Midstream recognized $0.5 million, and $1.0 million, respectively, of commitment fees.
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
The RBL Credit Agreement includes customary equity cure rights that will enable BKV Upstream Midstream to cure certain breaches of the minimum current ratio covenant or the maximum net leverage ratio covenant (subject to certain limitations in the RBL Credit Agreement). As of June 30, 2026, BKV Upstream Midstream was in compliance with such covenants in the RBL Credit Agreement.
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
Financing costs related to the RBL Credit Agreement are deferred and capitalized as debt issuance costs and are included within other assets on the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, $5.6 million and $6.9 million, respectively, of unamortized debt issuance costs remained outstanding.
As of August 6, 2026, $120.0 million of borrowings and $15.5 million of letters of credit were outstanding under the RBL Credit Agreement, leaving $664.5 million of available capacity thereunder for future borrowings and letters of credit.
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
BKV-BPP Power’s payment obligations under the Temple I Loan Agreements are senior unsecured indebtedness. The Temple I Loan Agreements bear interest at 6-month SOFR plus 5.25% per annum. Interest on the loans is payable on a semi-annual basis, and the loans will mature on November 1, 2026. BKV-BPP Power is permitted to prepay the loans at any time, with no prepayment premium. The Temple I Loan Agreements include covenants that, among other things, prohibit BKV-BPP Power from merging, incurring liens or incurring any additional indebtedness or guarantees. The Temple I Loan Agreements include financial covenants that require BKV-BPP Power to maintain a minimum net worth (as defined in the Temple I Loan Agreements, but generally meaning total assets minus total liabilities). In the $141 Million Banpu Loan Agreement, the minimum net worth requirement is $120.0 million and in the $141 Million BPPUS Loan Agreement, the minimum net worth requirement is $40.0 million. Under the Temple I Loan Agreements, BNAC and BPPUS have no recourse to BKV Corporation with respect to any amounts owed to them thereunder and BKV Corporation is not liable in any manner (and is not required to provide security) for any obligations owed to BNAC or BPPUS thereunder. As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the Temple I Loan Agreements for each affiliate was $88.0 million and $95.5 million, respectively.
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
The Temple Term Loan Facility requires a quarterly repayment at a minimum of $2.5 million per quarter, beginning on September 30, 2023. The final aggregate principal installment for the Temple Term Loan Facility is due and payable on July 10, 2028 (subject to extension by up to two additional one-year periods), and the Temple Revolving Facility terminates five business days prior to the Temple Term Loan Facility maturity date. On the closing date, Temple Intermediate II applied the proceeds of the Temple Term Loan Facility to fund a portion of the Temple II acquisition and applied the proceeds of the Temple Revolving Facility for general corporate purposes, including working capital and operating expenses. Any prepayment of the Temple Term Loan Facility prior to the third anniversary of the closing date thereof is subject to a prepayment penalty. Amounts repaid by Temple Intermediate II with respect to the Temple Term Loan Facility may not be reborrowed. Amounts repaid by Temple Intermediate II with respect to the Temple Revolving Facility may be reborrowed upon satisfaction of customary conditions.
The obligations under the Temple Credit Facilities are secured by (i) all of the assets of Temple Intermediate II, Temple Generation I, Temple Generation II, and Temple Generation SF, including the Temple Plants and all other personal property and real property of such entities and (ii) 100.0% of the equity interests in each of Temple Generation I, Temple Generation II, Temple Generation SF, and Temple Intermediate II. This collateral will remain pledged to Beal Bank until all secured obligations under the Temple Credit Facilities have been satisfied in full. Upon the occurrence and continuation of an event of default under either of the Temple Credit Facilities, Beal Bank has customary secured creditor remedies, including the right to foreclose upon the pledged collateral.
As of June 30, 2026 and December 31, 2025, the weighted average effective interest rate on the outstanding balances under the RBL Credit Agreement, the Temple I Loan Agreements, and the Temple Credit Facilities was 8.13% and 8.86%, respectively.
BKV-BPP Power and BKV-BPP Cotton Cove Joint Ventures
Under the terms of the BKV-BPP Power LLC Agreement and BKV-BPP Cotton Cove LLC Agreement, as applicable, we do not have the ability to unilaterally cause BKV-BPP Power or BKV-BPP Cotton Cove to make distributions. During the six months ended June 30, 2026 and 2025, no distributions were made by BKV-BPP Power or BKV-BPP Cotton Cove. In addition, we may be required to make additional capital contributions to one or both joint ventures to fund items approved in their respective annual budgets or other matters approved by their respective boards. Such additional capital contributions, which are not subject to any limit on the potential amount required, would reduce the amount of cash otherwise available to us. However, following the closing of the BKV-BPP Power Joint Venture Transaction on January 30, 2026, any additional capital contributions to BKV-BPP Power must be approved by a majority of BKV-BPP Power's twelve member board of managers, nine of whom are appointed by us and three of whom are appointed by BPPUS. Similarly, any additional capital contributions to BKV-BPP Cotton Cove must receive the unanimous approval of the BKV-BPP Cotton Cove Joint Venture's six-member board of managers, four of whom are appointed by us and two of whom are appointed by BPPUS. During the six months ended June 30, 2026, BKV dCarbon Ventures and BPPUS made no contributions to BKV-BPP Cotton Cove.
On January 30, 2026, we completed the previously announced BKV-BPP Power Joint Venture Transaction for aggregate consideration consisting of $115.1 million in cash and 5,315,390 shares of our common stock. We funded the cash consideration with a combination of cash on hand and the net proceeds from the 2025 Equity Offering. For additional information, see Note 2 - Acquisition.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that could give rise to material off-balance sheet arrangements. As of June 30, 2026, our material off-balance sheet arrangements and transactions included transportation commitments of $224.8 million and letters of credit of $15.5 million against the RBL Credit Agreement. For further information regarding these arrangements, see Note 11 - Commitments and Contingencies to our condensed consolidated financial statements and under “—Liquidity and Capital Resources — RBL Credit Agreement.”
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
Commodity Price Risk and Hedging Activities
As of June 30, 2026, we did not enter into any trading market risk sensitive instruments, and our market risk sensitive instruments consisted entirely of non-trading instruments entered into for risk management purposes related to our natural gas and

NGL production and power operations. Pricing is primarily driven by spot regional market prices applicable to our U.S. natural gas production. Pricing for natural gas, NGLs and power has historically been volatile and unpredictable, and we expect this volatility to continue in the future. The prices we receive for our production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price.
To mitigate some of the potential negative impact on our cash flows caused by changes in commodity prices, we enter into financial derivative instruments for a portion of our natural gas and NGL production and power operations when management believes that favorable future prices can be secured.
Our financial hedging activities are intended to support natural gas, NGL, and power prices at targeted levels and to manage our exposure to natural gas, NGL and power price fluctuations. These contracts may include commodity price swaps, whereby we will receive a fixed price and pay a variable market price to the contract counterparty, producer collars that set a floor and ceiling price for the hedged production, or basis differential swaps. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. The derivative contracts outstanding as of June 30, 2026 consisted of commodity swaps, basis swaps, put and call options, producer collar agreements, fixed-price natural gas forwards, fixed price power forwards, and HRCOs, subject to master netting agreements with each individual counterparty.
These derivative contracts cover portions of our projected positions through 2029. Our commodity hedge position as of June 30, 2026 is summarized in Note 6 - Derivative Instruments to our condensed consolidated financial statements.
We may enter into single hedge transactions with settlements up to 48 months. The aggregate notional volumes of these executed hedge instruments may not exceed certain limits without board of director approval of our forecasted production volumes. During the six months ended June 30, 2026, a hypothetical increase or decrease of $0.10 per Mcf in NYMEX natural gas prices would have resulted in a $9.1 million decrease or increase in natural gas hedge revenues, respectively. During the six months ended June 30, 2026, a hypothetical increase or decrease of $1.00 per Bbl of NGL purity product price would have resulted in a $3.4 million decrease or increase in NGL hedge revenues, respectively.
Additionally, to reduce our exposure to fluctuations in the market price of power and natural gas, we enter into financially settled HRCOs, which are contracts for the financial purchase and sale of power based on a floating price of natural gas at a predetermined location using a predetermined conversion factor, or heat rate, required to convert natural gas into power. We are exposed to basis risk in our operations when our derivative contracts are financially settled while physical power is delivered at different pricing locations or under different terms. For example, when we enter into an HRCO, we hedge our power production at an agreed price, but physical power must be delivered into the market it serves, which may result in pricing differences. Accordingly, we are exposed to basis risk between the hub price specified in the HRCO and the price received for power sales. These HRCOs are entered into to economically hedge power price and fuel cost exposures rather than for trading purposes. We attempt to hedge basis risk where possible, but hedging instruments are sometimes not economically feasible or available in the quantities that it requires. Our hedging activities do not provide us with protection for all of our basis risk and could result in economic losses and liabilities, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Additionally, by using derivative instruments to economically hedge exposure to changes in power prices, we could limit the benefit we would receive from increases in the power prices, which could have an adverse effect on our financial condition. Moreover, in the event we are not able to satisfy our obligations under the HRCO, we must purchase power at prevailing market prices to satisfy the HRCO. Likewise, increases in power pricing could limit the benefit we receive under HRCOs and may result in losses. Either such event could have a material adverse effect on our business, financial condition, results of operations, and cash flows. During the six months ended June 30, 2026, a hypothetical increase or decrease of $0.10 per MMBtu in Houston Ship Channel (HSC) natural gas daily prices would have resulted in a $1.0 million increase or decrease in power hedge revenues, respectively.
All derivative instruments, other than those that meet the normal purchase and normal sale scope exception, are recorded at fair market value in accordance with GAAP and are included in our condensed consolidated balance sheets as assets or liabilities. The fair values of our derivative instruments are adjusted for non-performance risk. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment; therefore, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our condensed consolidated statements of income. Although these derivatives are not designated as accounting hedges for GAAP purposes, they are not entered into for trading or speculative purposes and are intended to manage commodity price and basis risk associated with our operations. We present total gains or losses on commodity derivatives (for both settled derivatives and derivative positions which remain open) within operating revenues as derivative gains, net.

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are only impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of June 30, 2026, the estimated fair value of our commodity derivative instruments was a net asset of $135.4 million, comprised of current and noncurrent assets and current liabilities.
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
In addition, historically we utilized an unaffiliated third party to market substantially all of our natural gas production. Beginning in the second quarter of 2026, we began directly marketing all of our natural gas production to various purchasers, which consist of credit-worthy counterparties, including utilities, LNG producers, industrial consumers, major corporations, and super majors in our industry.
Interest Rate Risks
As of June 30, 2026, our primary exposure to interest rate risk was due to the balances on our Temple I Loan Agreements and the Temple Credit Facilities and our RBL Credit Agreement, which have floating interest rates. Changes in interest rates do not affect the amount of interest we pay on our fixed-rate 2030 Senior Notes, but can affect their fair values. For more information on our 2030 Senior Notes, see Note 3 - Debt and Note 5 - Fair Value Measurements to our condensed consolidated financial statements included in Item 1 of Part I of this report. As of June 30, 2026, there were $176.0 million, $442.0 million, and $100.0 million of outstanding borrowings under the Temple I Loan Agreements, the Temple Credit Facilities, and our RBL Credit Agreement, respectively. The average annualized interest rate incurred on our outstanding variable rate borrowings during the six months ended June 30, 2026, was approximately 7.48%. We estimate that a 1.0% increase in the applicable average interest rates during the six months ended June 30, 2026 would have resulted in an increase of $3.8 million in interest expense.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2026, our disclosure controls and procedures were effective.
Because of its inherent limitations, disclosure controls and procedures may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
This information is set forth in Part I, Item 1 in Note 11 - Commitments and Contingencies to the condensed consolidated financial statements incorporated herein.
Item 1A. Risk Factors
The Quarterly Report on Form 10-Q should be read in conjunction with the “Risk Factors” disclosed in our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results. There have been no material changes to the risk factors previously disclosed in the 2025 Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
On May 12, 2026, Ms. Lindsay Larrick, Chief Administrative Officer and Chief Legal Officer, and an officer of the Company as defined in Rule 16a-1(f) of the Exchange Act, adopted a Rule 10b5-1 Trading Plan. Ms. Larrick’s Rule 10b5-1 Trading Plan, which has a plan end date of August 13, 2027, provides for the sale of up to 45,839 shares of common stock pursuant to the terms of the plan.
On May 15, 2026, Mr. Javier Hinojosa, Senior Vice President, Power, and an officer of the Company as defined in Rule 16a-1(f) of the Exchange Act, adopted a Rule 10b5-1 Trading Plan. Mr. Hinojosa’s Rule 10b5-1 Trading Plan, which has a plan end date of March 25, 2027, provides for the sale of up to 49,517 shares of common stock pursuant to the terms of the plan.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1+‡	Membership Interest Purchase Agreement, dated as of August 7, 2025, by and among BKV Upstream Midstream, LLC, Bedrock Energy Partners, LLC, certain of its subsidiaries and, solely for certain limited purposes set forth herein, BKV Corporation.	10-Q	001-42282	2.1	11/10/25

2.2+	Membership Interest Purchase Agreement, dated as of October 29, 2025, by and between BKV Corporation and Banpu Power US Corporation.	10-Q	001-42282	2.2	11/10/25

3.1	Second Amended and Restated Certificate of Incorporation of BKV Corporation.	8-K	001-42282	3.1	9/27/24

3.2	Second Amended and Restated Bylaws of BKV Corporation.	8-K	001-42282	3.2	9/27/24

4.1	Second Supplemental Indenture, dated as of April 15, 2026, by and among BKV Upstream Midstream, LLC, BKV Marketing, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.	10-Q	001-42282	4.1	5/7/26

10.1	Registration Rights Agreement, dated as of January 30, 2026, by and between BKV Corporation and Banpu Power US Corporation.	8-K	001-42282	10.1	1/30/26

10.2+	Sixth Amendment to Credit Agreement, dated as of May 20, 2026, among BKV Corporation as guarantor, BKV Upstream Midstream, LLC, as borrower, certain subsidiaries of BKV Upstream Midstream, LLC, as guarantors, Citibank, N.A., as administrative agent, and the lenders party thereto.	8-K	001-42282	10.1	5/22/26

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (embedded within the inline XBRL document).					X
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

BKV Corporation

August 6, 2026	By:	/s/ David R. Tameron
David R. Tameron
Chief Financial Officer

BKV Corporation

August 6, 2026	By:	/s/ Barry S. Turcotte
Barry S. Turcotte
Chief Accounting Officer

