Form 10-K/A
period 2025-12-31
BKV Corp
filed 2026-08-19
CIK 1838406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-42282

BKV CORPORATION

(Exact name of registrant as specified in its charter)

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

Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by the New York Stock Exchange on such date, was approximately $424.9 million. This computation assumes that all executive officers and directors are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.

The registrant had 102,288,077 shares of common stock outstanding as of February 27, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive 2026 Proxy Statement, filed within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of BKV Corporation (“BKV,” the “Company,” “our,” “we,” and “us”) for the fiscal year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2026 (the “Original Form 10-K”), is being filed to replace the consent filed as Exhibit 23.1 to the Original Form 10-K, which inadvertently excluded references to the Company’s effective Registration Statements on Form S-3 (Nos. 333-292408 and 333-290676), to amend the “Report of Independent Registered Public Accounting Firm” included in Item 8 of Part II “Financial Statements and Supplementary Data” of the Original Form 10-K (the “Audit Report”) to include additional information in the “Basis for Opinion” section clarifying that the Company is not required to have, nor was PricewaterhouseCoopers LLP engaged to perform, an audit of the Company’s internal control over financial reporting. Such change to the Audit Report does not affect PricewaterhouseCoopers LLP’s unqualified opinion on the Company’s consolidated financial statements as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025 included in the Original Form 10-K, and to correct Management’s certifications which inadvertently excluded the reference to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting filed as Exhibits 31.1 and 31.2 to the Original Form 10-K.

In connection with the foregoing, the Company is also amending the Original Form 10-K to recast its financial statements as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025 and related disclosures to retrospectively reflect an acquisition of a business between entities under common control in accordance with Accounting Standards Codification (“ASC”) 805-50, Business Combinations - Related Issues, as well as to reflect a change in the Company’s reportable segments, because the Company’s Quarterly Reports on Form 10-Q for the period ended March 31, 2026, filed with the SEC on May 7, 2026 (the “Q1 2026 Form 10-Q”) and for the period ended June 30, 2026, filed with the SEC on August 6, 2026 (the “Q2 2026 Form 10-Q”) included recast historical financial statements and related disclosures for all periods included in the Q1 2026 Form 10-Q and Q2 2026 Form 10-Q. As previously disclosed, on January 30, 2026, the Company completed the acquisition of an additional 25% interest in BKV-BPP Power LLC (the “BKV-BPP Power Joint Venture Transaction”) and, commencing in the first quarter of 2026, consolidated the financial results of BKV-BPP Power LLC into the Company’s consolidated financial results. Because the BKV-BPP Power Joint Venture Transaction represented an acquisition of a business between entities under common control, the Company was required to retrospectively recast certain financial information and related disclosures included in the Q1 2026 Form 10-Q and Q2 2026 Form 10-Q to include the historical results of the BKV-BPP Power LLC for all periods during which the Company and BKV-BPP Power LLC were under common control. In addition, following the closing of the BKV-BPP Power Joint Venture Transaction, the Company’s reportable segments changed from one reportable segment and one operating segment to two reportable segments, consisting of Upstream/Midstream and Power, and one operating segment, Corporate and Other, which is an “All Other” category that includes the Company’s CCUS business.

Accordingly, this Amendment No. 1 amends and restates in their entirety Item 1 of Part I, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and Item 8, “Financial Statements and Supplementary Data,” of Part II of the Original Form 10-K to reflect the acquisition of a business between entities under common control and the change in the Company’s reportable segments described above. See Note 1 - Business and Basis of Presentation and Note 19 - Reportable Segments to the Company’s consolidated financial statements included herein for further information. Item 8 also includes the corrected Audit Report. This Amendment No. 1 also includes Item 9A in its entirety and without change from the Original Form 10-K.

Except as specifically set forth herein, this Amendment No. 1 does not modify or update in any way the disclosure in, or exhibits to, the Original Form 10-K, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have included the entire text of Part II, Item 9A, “Controls and Procedures” and Item 15 “Exhibits and Financial Statement Schedules” of the Original Form 10-K in this Amendment No. 1, and this Amendment No. 1 also contains new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, which are being filed as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact contained in this Amendment No. 1 regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management and dividend policy, are forward-looking statements. When used in this Amendment No. 1, words such as “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “seek,” “envision,” “forecast,” “target,” “predict,” “may,” “should,” “would,” “could,” “will,” the negative of these terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements include those described in “Item 1A. Risk Factors” to the Original Form 10-K, as well as the following factors, among others: statements about the anticipated benefits, opportunities and results with respect to the BKV-BPP Power Joint Venture Transaction and the Bedrock Acquisition, including any expected value creation from the BKV-BPP Power Joint Venture Transaction, or the Bedrock Acquisition, and any reserves, additions, midstream opportunities, and other anticipated impacts from the Bedrock Acquisition, anticipated efficiencies, power plant reliability, and strategic growth and power purchase agreement opportunities relating to the BKV-BPP Power Joint Venture and the BKV-BPP Power Joint Venture Transaction, as well as guidance, projected or forecasted financial and operating results, future liquidity, leverage, results in certain basins, objectives, project timing, expectations and intentions, regulatory and governmental actions, and other statements that are not historical facts. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

Forward-looking statements contained in this Amendment No. 1 include, but are not limited to, statements about:

●	our business strategy;
●	our reserves;
●	our financial strategy, liquidity, and capital required for our development programs;
●	our relationship with our sponsor, Banpu and its affiliates, including future agreements with Banpu;
●	actual and potential conflicts of interest relating to Banpu, its affiliates, and other entities in which members of our officers and directors are or may become involved;
●	volatility in natural gas, NGL, and oil prices;
●	our dividend policy;
●	our drilling plans and the timing and amount of future production of natural gas, NGL, and oil;
●	our hedging strategy and results;
●	competition and government regulation;
●	changes in trade regulation, including tariffs and other market factors;
●	legal, regulatory, or environmental matters;
●	marketing of natural gas, NGL, and oil;
●	business or leasehold acquisitions and integration of acquired businesses, including the Bedrock Acquisition, with our business;
●	our ability to develop existing prospects;
●	costs of developing our properties and of conducting our operations;
●	our plans to establish midstream contracts that allow us to supply our own natural gas directly to the Temple Plants;
●	our plan to continue to build out our power generation business and to expand into retail power;

●	our ability to develop, produce, and sell Carbon Sequestered Gas;
●	our ability to effectively operate and grow our CCUS business;
●	our ability to forecast annual CO2 sequestration rates for our CCUS projects;
●	our ability to reach final investment decision and execute and complete any of our pipeline of identified CCUS projects;
●	our ability to identify and complete additional CCUS projects as we expand our upstream operations;
●	our ability to effectively operate and grow our retail power business;
●	our anticipated Scope 1, 2, and 3 emissions from our owned and operated upstream and natural gas midstream businesses and our sustainability plans and goals, including our plans to offset our Scope 1, 2, and 3 emissions from our owned and operated upstream and natural gas midstream businesses;
●	our ESG strategy and initiatives, including those relating to the generation and marketing of environmental attributes or new products seeking to benefit from ESG-related activities, and the continuation of government tax incentives applicable thereto;
●	general economic conditions;
●	cost inflation;
●	credit markets;
●	our ability to service our indebtedness;
●	our ability to expand our business, including through the recruitment and retention of skilled personnel;
●	our future operating results;
●	the remediation of our material weakness;
●	the Bedrock Acquisition and the anticipated benefits thereof;
●	the BKV-BPP Power Joint Venture Transaction and the anticipated benefits thereof;
●	the impact of the One Big Beautiful Bill Act of 2025 (the “OBBBA”); and
●	our plans, objectives, expectations, and intentions.

Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in the Original Form 10-K and this Amendment No. 1 are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur.

Undue reliance should not be placed on any forward-looking statements, which are based on predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others not now anticipated. The impact of any one factor on a particular forward-looking statement is not determinable with certainty as such factors are interdependent upon other factors. The foregoing statements are not exclusive and further information concerning us, including factors that potentially could materially affect our financial results, may emerge from time to time. We undertake no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements, except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

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

On January 30, 2026, we completed the previously announced acquisition of an additional 25% interest in the BKV-BPP Power Joint Venture pursuant to the BKV-BPP Power Purchase Agreement (the “BKV-BPP Power Joint Venture Transaction”). Following the closing of this transaction, the BKV-BPP Power Joint Venture is owned 75% by BKV Corp and 25% by BPPUS and, effective as of the first quarter of 2026, our reportable segments changed from one reportable segment and one operating segment to two reportable segments, consisting of Upstream/Midstream and Power and one operating segment, consisting of Corporate and Other, which is an “All Other” category that includes our CCUS business. Accordingly, prior period segment information has also been retrospectively recast to reflect the current reportable segment presentation. See Note 19 - Reportable Segments to our consolidated financial statements for further information.

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

For example, in the Barnett Shale, natural gas produced from our upstream assets is gathered and transported in part through our midstream systems. In November 2023, we commenced sequestration operations at our first CCUS project, and we currently expect our second and third CCUS projects to commence sequestration activities during the first and second quarter of 2026 with additional CCUS growth opportunities beyond 2026. Our Power segment consists of the BKV-BPP Power Joint Venture’s electricity generation, wholesale energy sales and purchases, and retail marketing operations.

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

Optimize the value of our core businesses. We utilize technology and data analysis to enhance our assets and operations across all four of our business lines, which we believe improves operational efficiencies, reduces our emissions, and helps us realize our operational and financial goals as we continue to scale our business. In our upstream and midstream business, our Pad of the Future program, which includes conversion of natural gas-powered instrument pneumatics to compressed air or electric power instruments on existing pads, combined with emission and leak surveys, is expected to significantly reduce our annual GHG emissions and improve pad efficiencies and operating revenue. We have also improved pad efficiencies and reduced lease operating costs through improvements including leveraging of data analytics to coordinate the workforce, prioritize high-value activity, and assess individual well profitability; automating critical plunger set points; in-sourcing key services such as slick-line, value re-builds, compression overhaul, and location repair and maintenance; and entering water share arrangements to reduce disposal and trucking cost. In our power business, the Temple Plants utilize modern, combined-cycle technology that enables real-time response to market signals, maximizing generation during peak demand periods and optimizing fuel efficiency. By combining our reserves into a growing asset base with vertically integrated components that span upstream production through power generation, we believe we can enhance margins and create a “closed-loop” emissions reduction strategy that reduces Scope 1 and 2 emissions from our owned and operated upstream and natural gas midstream businesses and captures margin across the value chain.

Grow through opportunistic, synergistic acquisitions. A significant element of our business strategy is gaining scale through accretive acquisitions. We believe our business model, management team experience, and application of technology enable us to quickly and efficiently integrate additional upstream, midstream, power, and CCUS assets into our business. We intend to continue to build out our power generation business and expand into additional power markets and retail electricity opportunities.

Maintain a disciplined financial strategy. We believe we can execute on our business plan and grow our business while continuing to generate substantial Adjusted Free Cash Flow. We believe our capital efficient project inventory, low-decline natural gas production, multiple integrated business lines, and the cash flows generated by our power generation operations will provide consistent returns through varying business cycles. We intend to apply our cash flows to manage our indebtedness in line with our leverage target, fund our capital expenditure program, enhance stockholder value, and execute opportunistic acquisitions across our four business lines. The development of our power business is capital intensive, requiring ongoing investments in land, modular generation equipment, and turbine generators, and its continued growth is dependent on access to capital and the ability to obtain necessary commercial agreements, including power purchase agreements.

Focus on our net zero objectives. We seek to apply our integrated business model, CCUS projects, and carbon-negative initiatives to realize Scope 1 and 2 net zero emissions from our owned and operated upstream and natural gas midstream businesses during the early 2030s. We believe we can achieve this through reductions in and offsets to our owned and operated upstream and natural gas midstream emissions from our Pad of the Future emissions reductions program, emissions monitoring and leak surveys, the retirement of SRECs generated by the BKV-BPP Power Joint Venture’s solar facility, and executing CCUS projects. Additionally, we are processing FEED studies regarding CO2 capture from combined-cycle natural gas power turbines, like those at the Temple Plants, which, if implemented, would significantly reduce the carbon intensity of our power generation operations. We believe that carbon emissions within the United States can be reduced substantially through carbon capture on natural gas production, power plants, processing facilities, and other energy and industrial infrastructure. As such, in addition to lowering emissions in our owned and operated upstream, natural gas midstream, and gas-fired power generation businesses, CCUS for third parties is a focus of our business plan.

Encourage innovation. Our distinctive culture encourages innovation with a value-driven focus that feeds into our competitive advantage. For example, our emphasis on the efficient application of modern technology led to the development of our Pad of the Future program, our advancements in Barnett refracturing, and other operational improvements, as well as our commercial and operational optimization of the Temple Plants in the ERCOT market. We intend to continue to develop, retain, and add to our already talented, experienced, and forward-thinking employees. Our unified team and mantra of “Being a force for good” support our core values and provide us with confidence in our ability to successfully manage and grow our business.

Deliver robust returns to stockholders. We intend to prioritize delivering strong returns to our stockholders through our focus on creating stockholder value. We believe our operational expertise in successfully drilling and refracturing wells, acquiring and integrating assets purchased at attractive valuations, operating highly efficient power generation facilities, and maintaining financial discipline will underpin our ability to meet our stockholder return goals.

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

As of December 31, 2025, our Barnett acreage position was approximately 544,000 net acres, substantially all of which was held by production. Our average daily Barnett production of approximately 742.0 MMcfe/d for the year ended December 31, 2025 consisted of approximately 77% natural gas and approximately 23% NGLs. We had an average working interest in our operated wells in the Barnett of approximately 96.5% as of December 31, 2025 and an Effective NRI in the Barnett of approximately 80.2%. As of December 31, 2025, our NEPA acreage position was approximately 19,100 net acres, 97.0% of which was held by production. Our average net daily production of 93.6 MMcfe/d for the year ended December 31, 2025 consisted entirely of natural gas. As of December 31, 2025, we had an average working interest in our operated wells in NEPA of 87.8%.

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

Certification and Market Positioning. As of December 31, 2025, we re-certified approximately 72% of our NEPA production and 46% of our Barnett production under the TrustWell environmental assessment program of Project Canary, an environmental certification and ESG data company. All of our TrustWell-certified production received a Gold or Silver rating from Project Canary. Since our initial certification in 2021, the RSG market has not materialized, and during 2026, Project Canary will be closing down its TrustWell program. We may seek to certify our production against the MiQ Standard and/or align with the Oil & Gas Methane Partnership 2.0 (OGMP 2.0) of the United Nations (“UN”) Environment Programme. Because there has yet to be a U.S. domestic standard for certification, we intend to position ourselves for a variety of competitive landscapes to promote market access and advance our own market for low carbon, and carbon neutral gas products by utilizing our “Carbon Sequestered Gas,” which is a Scope 1, 2, and 3 carbon neutral natural gas product.

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

In August 2025, BKV entered into a deal with Gunvor Group, Ltd. (“Gunvor”), a leading commodities trader for Carbon Sequestered Gas. This deal covers up to 10,000 MMBtu/d and allows Gunvor to purchase, market, and sell this premium commodity market product.

Natural Gas Midstream

Through our ownership in midstream systems, we are engaged in the gathering, processing, and transportation of natural gas (which we refer to as our natural gas midstream business) that supports our upstream assets and third-party producers in the Barnett and NEPA. Our midstream assets improve our overall corporate returns by enhancing our margins and lowering our break-even operating costs while allowing us to manage the timing, development, and optimization of production of our upstream assets. Our midstream operations also support the reliable delivery of natural gas fuel to the Temple Plants through our firm transportation arrangements into the Katy, Texas area and other delivery points.

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

The terms of these contracts range from 10 to 20 years from the original execution date, with an average term of three years remaining between the various contracts, as of December 31, 2025. The specified rates within these contracts are generally escalated annually subject to a standard Consumer Price Index escalator. These gathering and treating contracts offer deliverability to intra-basin markets, as well as multiple downstream pipelines that offer access to inter- and intra-regional markets. This flexibility ultimately provides sufficient liquidity and market optionality that help facilitate the overall process of maximizing corporate netbacks.

Power Generation

Our Power segment consists of the BKV-BPP Power Joint Venture’s electricity generation, wholesale energy sales and purchases, and retail marketing operations. The BKV-BPP Power Joint Venture owns the Temple Plants, which are modern combined-cycle gas and steam turbine power plants located in the ERCOT North Zone in Temple, Texas. Prior to January 30, 2026, we owned a 50% interest in the BKV-BPP Power Joint Venture. Upon closing, we acquired an additional 25% interest from BPPUS, increasing our ownership to 75%. Because the transaction was between entities under common control, the accompanying consolidated financial statements have been retrospectively recast to reflect the acquisition as if it had occurred for all periods during which the entities were under common control.

Temple I and Temple II have annual average power generation capacities of 752 MW and 747 MW, respectively, and each power plant delivers power to customers on the ERCOT power network in Texas. Temple I and Temple II have baseload design heat rates of approximately 6,904 Btu/kWh and 6,950 Btu/kWh, respectively, which are below the ERCOT Combined-Cycle Gas Turbines average. The modern technology utilized at the Temple Plants enables them to respond to rapidly changing market signals in real time, ensuring the highest operational readiness during the time when electricity consumption peaks (in winter and summer), making the power plants well-suited to serve the various needs of the ERCOT market. The table presents the power generated from the Temple Plants and their capacity factors:

	Year Ended December 31,
	2025	2024	2023
Generation (GWh)	7,611	7,360	7,230
Capacity Factor Temple I	59.2%	58.1%	57.4%
Capacity Factor Temple II	58.7%	55.1%	54.4%

Natural Gas Supply. The Temple Plants are fueled by natural gas sourced primarily from the Houston Ship Channel and Katy area markets. The BKV-BPP Power Joint Venture holds a combined 200,000 MMBtu/d of firm transportation with Atmos and Energy Transfer and their subsidiaries, which supports receipt of gas from the Katy area with delivery to the Temple facility. Additionally, Temple I holds 125,000 MMBtu/d of interruptible transportation with Atmos Pipeline for delivery to Temple I. The BKV-BPP Power Joint Venture also holds 2,812,500 MMBtu of storage at Energy Transfer’s Bammel storage facility. This integration between our upstream natural gas production and the fuel requirements of the Temple Plants is a key component of our closed-loop business model.

Retail Marketing. In February 2023, the BKV-BPP Power Joint Venture launched a retail marketing business to sell electricity to commercial, industrial, and residential retail customers in Texas through its wholly-owned subsidiary, BKV-BPP Retail, under the brand name BKV Energy. As of December 31, 2025, BKV Energy has a portfolio of over 58,000 customers and is licensed to serve throughout the deregulated portions of Texas. BKV Energy generates revenues primarily through retail customer contracts and purchases power in the wholesale ERCOT market to satisfy its retail obligations.

Power Growth Strategy. We are actively pursuing a power growth strategy designed to expand our power generation capacity and deepen the integration between our upstream natural gas production and downstream power generation capabilities. As part of this strategy, on January 14, 2026, we entered into a manufacturing reservation agreement related to a planned power generation project under which we are committed to pay up to an aggregate of $80.0 million in reservation fees to secure future manufacturing capacity through 2028 for turbines with up to approximately 1,230 MW in total generation capacity. We leverage our existing organization to provide marketing, engineering, finance, accounting, and other administrative services to the BKV-BPP Power Joint Venture for an annual fee plus expenses.

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

		YE 2026	YE 2027	YE 2028	Early 2030s
	YE 2025 Actual	Forecasted	Forecasted	Forecasted	Forecasted
	Gross Rate	Gross Rate	Gross Rate	Gross Rate	Gross Rate
Project Category (1) (2)	(Mtpy CO2)	(Mtpy CO2)	(Mtpy CO2) (3)	(Mtpy CO2) (3)	(Mtpy CO2) (3)
Class II	0.1	0.2	0.4	1.3	2.1
Class VI	—	—	—	0.2	16.9
Total	0.1	0.2	0.4	1.5	19.0
(1)	Our projected timeline for commencement of sequestration operations for the project categories identified above depends in part on our ability to fund the capital requirements for these potential projects through external funding and revenues from our upstream business, as well as a regulatory environment that is favorable to our projects and their development. See “Risk Factors - Risks Related to Our CCUS Business” in the Original Form 10-K.
(2)	We may not receive 100% of the environmental attributes associated with CCUS projects funded in whole or in part by third parties, and, in such cases, we expect to have the ability to purchase such environmental attributes BKV would not otherwise receive. Ultimately, we will be able to apply only such portion of the sequestered emissions to offset our own GHG emissions that corresponds to the percentage of environmental attributes BKV receives (and retains) or purchases.
(3)	We have not secured external financing, reached FID, or entered into the definitive agreements necessary to execute many of the projects contributing to the YE 2027, YE 2028, and Early 2030s Forecasted Gross Rates above.

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

Cotton Cove Project. On October 18, 2022, BKV dCarbon Ventures reached internal FID to develop our third CCUS project in the Barnett. This CCUS project, which we refer to as the Cotton Cove Project, will separate, dispose of, and geologically sequester CO2 generated as a byproduct of our natural gas production in the Barnett and will utilize our midstream assets to do so. We have secured pore space for CO2 injection, and we estimate the Cotton Cove Project will geologically sequester up to approximately 32,000 metric tons of CO2 per year. The Cotton Cove Project is held through the BKV-BPP Cotton Cove Joint Venture, which is owned 51% by BKV dCarbon Ventures and 49% by BPPUS. We currently estimate the total investment required for the Cotton Cove Project to be approximately $18.0 million, of which we contributed $9.0 million and BPPUS contributed $8.8 million through December 31, 2025. We currently expect to be entitled to use the majority of the environmental attributes associated with such project towards our net zero goals. We are targeting commencement of CO2 sequestration activities during the first half of 2026, at which point we expect this project will be the third of our current modular line of identified potential NGP projects, in addition to the Barnett Zero Project. Additionally, BKV dCarbon Ventures will manage the BKV-BPP Cotton Cove Joint Venture and leverage our existing organization to provide marketing, engineering, finance, operations, project management, accounting, and other administrative services to the BKV-BPP Cotton Cove Joint Venture, in each case for an annual fee plus expenses.

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

On February 24, 2026, BKV dCarbon Ventures entered into a definitive agreement in connection with our fifth and sixth CCUS projects for the sequestration of waste emissions from natural gas processing plants. We expect these CCUS projects to capture, compress, and then dispose of and geologically sequester the CO2 waste stream generated as a byproduct of Comstock Resource’s natural gas processing plants in the Western Haynesville region. Although we have not secured external financing, reached FID, or entered into all definitive agreements necessary to execute these projects we have identified, if approved at FID, assuming we are able to execute additional definitive agreements on the terms and timeline we believe are obtainable, and secure sufficient external funding, and subject to receipt of required regulatory approvals, these projects are expected to include the development of two Class II injection wells and further expand our current modular line of identified potential NGP projects. For more information about the risks involved in our CCUS business, see “Risk Factors - Risks Related to Our CCUS Business” in the Original Form 10-K.

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

Our CCUS business and all of our CCUS projects are in the early stages of development. Although we commenced commercial operations with the initial injection of CO2 waste at the Barnett Zero Project in November 2023, reached FID, and entered into definitive agreements with respect to the Eagle Ford Project, the Cotton Cove Project, and the East Texas Project, we have not reached FID for, or entered into the definitive agreements necessary to execute, any of the other projects identified above. We may not be able to reach agreements on terms acceptable to us or achieve our projected timeline for commercial operations for these projects. In addition, the development of our CCUS business is expected to require material capital investments, and the projected timeline for commercial operations depends on our ability to fund the anticipated capital requirements for the potential projects that we have identified through external funding and revenues from our upstream business. We expect to fund the majority of these CCUS projects from a variety of external sources, including contributions from our joint ventures with the Class B Member and BPPUS, project-based equity partnerships, debt financing, and federal grants, with the remaining capital needs being funded with cash flows from operations. The commercial viability of our CCUS projects depends, in part, on obtaining necessary permits and other regulatory approvals and on our ability to receive our portion of the anticipated Section 45Q tax credits associated with these projects. In particular, we must meet certain wage and apprenticeship requirements in order to qualify for enhanced Section 45Q tax credits. For more information about the risks involved in our CCUS business, see “Risk Factors - Risks Related to Our CCUS Business” in the Original Form 10-K.

As discussed above, we are also currently progressing FEED studies regarding CO2 capture from combined-cycle natural gas power turbines, like those at the Temple Plants, to further delineate capital and operating costs of such facilities. Implementation of such capture at BKV’s existing or developed power facilities would significantly reduce the carbon intensity of the associated power produced from such facilities.

Path to Net Zero Emissions

We conducted an initial assessment of our annual Scope 1 and 2 emissions from our owned and operated upstream businesses as of December 31, 2021, and subsequently updated that assessment for the upstream and natural gas midstream businesses acquired through the Exxon Barnett Acquisition in 2022 to establish an emissions baseline of 2.49 Mtpy CO2e annual Scope 1 and 2 emissions from our owned and operated upstream and natural gas midstream businesses as of December 31, 2021. Our assessments did not address our GHG emissions from our other business operations. Our emissions estimates presented in this Amendment No. 1 are based on information with respect to our owned and operated upstream and natural gas midstream businesses in the Barnett and NEPA through fiscal year 2024 and reported by BKV pursuant to the requirements of the federal Clean Air Act GHG reporting program regulations for petroleum and natural gas systems, Subpart C and Subpart W, as applicable. These estimates will be updated annually to reflect any changes in activity, inventory, production throughput, and emissions reduction retrofits or equipment modifications, and published in our annual Sustainability Report.

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

We estimate that our annual Scope 3 emissions from our owned and operated upstream and natural gas midstream businesses were approximately 17.0 Mtpy CO2 as of December 31, 2024. These Scope 3 emissions are currently estimated in accordance with IPIECA’s “Sustainability reporting guidance for oil and gas industry,” dated March 2020. Specifically, Scope 3 emissions are estimated per the Greenhouse Gas Protocol’s “Corporate Value Chain (Scope 3) Accounting and Reporting Standard,” released in 2011, under Category 11 (Use of Sold Product). Scope 3 emissions estimated for Category 11 represent over 90% of the Scope 3 emissions from our owned and operated upstream and natural gas midstream operations, with minor contributions from other source categories. Additionally, our estimated Scope 3 emissions calculations assume that all natural gas produced is combusted and does not account for other potential end uses of natural gas. Scope 3 mass emissions are calculated using the EPA’s prescribed emissions factors for the speciated natural gas (methane and ethane) as well as NGLs, assuming Y-grade NGLs. Effective as of 2024, the Company’s Scope 3 CO2e emissions are estimated using AR5 Global Warming Potentials, similar to those used by the EPA. The AR5 Global Warming Potentials supersede the AR4 Global Warming Potentials applied in prior periods. Our annual Scope 3 CO2e emissions for the year ended December 31, 2024 were estimated at an approximated year-end net production volume of 855 MMcfe/d of natural gas (approximately 85% methane, 5% ethane and 10% other) and approximately 113.4 MBbls of NGLs (or approximately 1.7 MMcfe/d), as reported to the EPA for Subpart W. Our NGL constituents are estimated based on average constituent NGL barrel. Allocating the entire 856 MMcfe/d towards combustion as the end use, applying suitable combustion emission factors from the EPA, and using AR5 GWPs, Scope 3 annual emissions from our operated upstream operations are estimated at approximately 17.0 Mtpy CO2. We currently engage third party consultants to develop and review our Scope 3 emissions estimates.

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

Planned Path to Net Zero (Scope 1, 2, and 3)

We also aspire to offset the annual Scope 3 emissions impact of our owned and operated upstream and natural gas midstream businesses by the late 2030s, which we estimated to be approximately 17.0 Mtpy CO2 annually as of December 31, 2024. Our CCUS business of capturing and sequestering our gas processing-related emissions along with third-party GHG emissions is a critical component to achieving this net zero goal. This aspiration to offset the Scope 3 emissions of our owned and operated upstream and natural gas midstream businesses by the late 2030s is primarily limited to our Category 11 (Use of Sold Product) emissions, which we believe represents a significant portion of the overall Scope 3 emissions from our owned and operated upstream and natural gas midstream businesses. We will periodically perform materiality assessments on our Scope 3 emissions to ensure the accuracy of our Scope 3 emissions footprint. At this time, our Scope 3 emissions estimate does not include our GHG emissions from our other business operations, namely our CCUS and power generation businesses.

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

Our Productive Wells

The following table sets forth our gross and net productive natural gas and oil wells as of December 31, 2025:

							Average
	Producing Natural Gas Wells		Producing Oil Wells		Total		Working
Operated Wells	Gross	Net	Gross	Net	Gross	Net	Interest
Barnett	6,357	6,132	10	10	6,367	6,142	96.5%
NEPA	147	129	—	—	147	129	87.8%
Total	6,504	6,261	10	10	6,514	6,271	96.3%
Non-Operated Wells
Barnett	927	89	7	1	934	90	9.6%
NEPA	36	1	—	—	36	1	2.8%
Total	963	90	7	1	970	91	9.4%
Total
Barnett	7,284	6,221	17	11	7,301	6,232	85.4%
NEPA	183	130	—	—	183	130	71.0%
Total	7,467	6,351	17	11	7,484	6,362	85.0%

The following table sets forth our gross and net productive natural gas and oil wells as of December 31, 2024:

							Average
	Producing Natural Gas Wells		Producing Oil Wells		Total		Working
Operated Wells	Gross	Net	Gross	Net	Gross	Net	Interest
Barnett	5,492	5,340	7	7	5,499	5,347	97.2%
NEPA	142	130	—	—	142	130	91.5%
Total	5,634	5,470	7	7	5,641	5,477	97.1%
Non-Operated Wells
Barnett	924	90	1	—	925	90	9.7%
NEPA	35	—	—	—	35	—	—%
Total	959	90	1	—	960	90	9.4%
Total
Barnett	6,416	5,430	8	7	6,424	5,437	84.6%
NEPA	177	130	—	—	177	130	73.4%
Total	6,593	5,560	8	7	6,601	5,567	84.3%

The following table sets forth our gross and net productive natural gas and oil wells as of December 31, 2023:

							Average
	Producing Natural Gas Wells		Producing Oil Wells		Total		Working
Operated Wells	Gross	Net	Gross	Net	Gross	Net	Interest
Barnett	5,614	5,437	6	6	5,620	5,443	96.9%
NEPA	142	127	—	—	142	127	89.4%
Total	5,756	5,564	6	6	5,762	5,570	96.7%
Non-Operated Wells
Barnett	993	95	1	—	994	95	9.6%
NEPA	272	37	—	—	272	37	13.6%
Total	1,265	132	1	—	1,266	132	10.4%
Total
Barnett	6,607	5,532	7	6	6,614	5,538	83.7%
NEPA	414	164	—	—	414	164	39.6%
Total	7,021	5,696	7	6	7,028	5,702	81.1%

Drilling, Refrac, and Restimulation Activity

During the years ended December 31, 2025, 2024, and 2023, we drilled development wells as set forth in the table below:

	2025		2024		2023
Development	Gross	Net	Gross	Net	Gross	Net
Barnett
Productive	33.0	33.0	6.0	6.0	15.0	15.0
Dry	1.0	0.9	—	—	—	—
NEPA
Productive	4.0	4.0	—	—	3.0	3.0
Dry	—	—	—	—	—	—
Total	38.0	37.9	6.0	6.0	18.0	18.0

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

Summary of Our Reserves Estimates

Ryder Scott, our independent petroleum engineers, prepared estimates of our natural gas, NGL, and oil reserves as of December 31, 2025, 2024, and 2023. These reserves estimates were prepared in accordance with the rules and regulations of the SEC regarding oil and natural gas reserves reporting. For more information about our reserves volumes and values, see “— Preparation of Reserves Estimates and Internal Controls” and Ryder Scott’s summary reserve reports, which were filed as exhibits to the Original Form 10-K.

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

Estimated SEC Reserves (1)

	December 31,
	2025	2024	2023
Estimated proved developed reserves:
Natural gas (MMcf)	3,097,864	2,059,983	2,443,072
Producing	2,913,523	1,951,321	2,290,025
Non-producing	184,341	108,662	153,047
Natural gas liquids (MBbls)	183,111	134,016	156,399
Producing	162,684	113,738	129,260
Non-producing	20,427	20,278	27,139
Oil (MBbls)	1,763	878	992
Producing	1,600	713	802
Non-producing	163	165	190
Total estimated proved developed reserves (MMcfe)	4,207,108	2,869,347	3,387,418
Producing	3,899,227	2,638,027	3,070,397
Non-producing	307,881	231,320	317,021
Estimated proved undeveloped reserves:
Natural gas (MMcf)	1,247,900	176,047	539,423
Natural gas liquids (MBbls)	75,545	13,605	27,766
Oil (MBbls)	2,118	813	59
Total estimated proved undeveloped reserves (MMcfe) (2), (3)	1,713,878	262,555	706,373
Estimated total proved reserves:
Natural gas (MMcf)	4,345,764	2,236,030	2,982,495
Natural gas liquids (MBbls)	258,656	147,621	184,165
Oil (MBbls)	3,881	1,691	1,051
Total estimated proved reserves (MMcfe)	5,920,986	3,131,902	4,093,791
Standardized Measure (millions)	$2,345	$633	$1,062
PV-10 (millions) (4), (5)	$2,788	$672	$1,232
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

Revisions of previous estimates primarily consisted of upward revisions to proved developed reserves and proved undeveloped reserves of 915.8 Bcfe and 679.2 Bcfe, respectively, as a result of higher average pricing during 2025 for natural gas, NGLs, and oil. Additional upward revisions were made to proved undeveloped reserves of 599.2 Bcfe due to increases in capital spend and drilling activity during 2025. Changes to the drilling schedule added 86.0 gross (81.2 net) proved locations in NEPA and the Barnett to be developed within the next five years. The drilling schedule changes reflect our ongoing commitment to optimize the long-term plan to best develop our assets, maximize cash flow, and produce economic returns.

Extensions and discoveries added 129.6 Bcfe of proved undeveloped reserves across 11.0 gross (8.9 net) locations driven by our optimized capital allocation and enhanced drilling program, which reduced costs and extended lateral lengths during the year ended December 31, 2025.

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

2024 Activity

During the year ended December 31, 2024, our proved reserves decreased by 961.9 Bcfe. The decrease in proved reserves was primarily attributable to decreased commodity pricing and changes in our planned drilling activity, which resulted in total downward revisions of 714.9 Bcfe. In addition, in June 2024, we sold our wholly-owned subsidiary, Chaffee, and certain of our non-operated upstream assets in Chelsea, decreasing reserves by 150.0 Bcfe. As discussed below, these decreases were partially offset by extensions and discoveries and improved recoveries we experienced in 2024, which resulted in net increases to proved reserves of 139.2 Bcfe and 52.2 Bcfe, respectively. We produced 288.4 Bcfe during the year ended December 31, 2024.

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

Extensions and discoveries primarily consisted of 139.2 Bcfe of proved undeveloped reserves across 16.0 gross (14.4 net) locations, driven by our optimized capital allocation and enhanced drilling program, which reduced costs and extended lateral lengths during the year ended December 31, 2024.

Improved recoveries consisted of 52.2 Bcfe of proved developed reserves achieved through the continued enhancement of recovery techniques applied to producing wells during the year ended December 31, 2024.

Sales of minerals in place consisted of 103.9 Bcfe and 46.1 Bcfe of divested proved developed reserves and proved undeveloped reserves, respectively, of Chaffee assets and certain non-operated upstream assets in Chelsea, both sold in June 2024, which represented 330.0 gross (39.6 net) locations in NEPA.

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

Revisions of previous estimates consisted of downward revisions to proved developed reserves and proved undeveloped reserves of 1,191.9 Bcfe and 273.1 Bcfe, respectively, as a result of lower average pricing during 2023 for natural gas, NGLs, and oil. Additional downward revisions were made to proved undeveloped reserves of 521.3 Bcfe due to lower capital spend and the resulting reduction in drilling activity during 2023. Changes to our drilling schedule moved the development of 112.0 gross (104.8 net) locations in NEPA and the Barnett beyond the SEC requirement of developing PUD reserves five years from initial booking. These 112.0 gross (104.8 net) locations remain in inventory of unproved locations to be developed outside of the next five years. The drilling schedule changes reflect our ongoing commitment to optimize our long-term plan to best develop our assets, maximize cash flow, and produce economic returns.

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

Estimated Reserves at NYMEX Strip Pricing

The following table provides our total estimated proved reserves information prepared by Ryder Scott as of December 31, 2025, using NYMEX strip prices as of market close on December 31, 2025 and PV-10 Value and the Standardized Measure for such period. We have included this information in order to provide an additional method of presentation of the fair value of our assets and the cash flows that we expect to generate from those assets based on the market’s forward-looking pricing expectations as of December 31, 2025. The historical 12-month pricing average in our December 31, 2025 disclosures above does not reflect the prevailing natural gas and oil futures. We believe that the use of forward prices provides investors with additional useful information about our reserves, as the forward prices are based on the market’s forward-looking expectations of natural gas and oil prices as of a certain date, although we caution investors that this information should be viewed as a helpful alternative, not a substitute, for the data presented based on SEC Pricing. In addition, we believe that NYMEX strip pricing provides relevant and useful information because it is widely used by investors in our industry as a basis for comparing the relative size and value of our reserves to our peers. Our estimated reserves based on NYMEX futures were otherwise prepared on the same basis as our SEC reserves for the comparable period. Actual future prices may vary significantly from the NYMEX strip prices on December 31, 2025. Actual revenue and value generated may be more or less than the amounts disclosed. There are numerous uncertainties inherent in estimating quantities of natural gas, NGL and oil reserves and their values, including many factors beyond our control. See “Risk Factors — Risks Related to Our Upstream Business and Industry — Our estimated natural gas, NGL, and oil reserves quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in the reserves estimates or the underlying assumptions will materially affect the quantities and present value of our reserves” in the Original Form 10-K.

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

Preparation of Reserves Estimates and Internal Controls

Our reserves estimates as of December 31, 2025, 2024, and 2023 included in the Original Form 10-K and this Amendment No. 1 are based on reports prepared by Ryder Scott, our independent reserves engineer, in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC in effect at such time. We rely on Ryder Scott’s expertise to ensure that our reserves estimates are prepared in compliance with SEC rules, regulations, and disclosure guidelines and that appropriate geologic, petroleum engineering, and evaluation principles and techniques are applied in accordance with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers titled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of June 2019).” A copy of Ryder Scott’s reserve reports are included as exhibits to the Original Form 10-K.

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

Customers and Product Marketing

Natural Gas and NGLs. We utilize an unaffiliated third party to market all of our natural gas production to various purchasers, which consist of creditworthy counterparties, including utilities, LNG producers, industrial consumers, major corporations, and super majors in our industry. We rely on the creditworthiness of such third-party marketer, who collects directly from the purchasers and remits to us the total of all amounts collected on our behalf less their fee for making such sales. We do not believe the loss of any customer would have a material adverse effect on our business as other customers or markets are currently accessible to us.

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

Power. BKV-BPP Power sells electricity and related products through two primary channels: (i) wholesale merchant energy sales, including fixed-price forward power sales and heat rate call option (HRCO) contracts into the ERCOT market, and (ii) retail electricity sales to commercial, industrial, and residential customers throughout the deregulated portions of Texas, under the brand name, BKV Energy.

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

We were assigned 205,716 MMBtu/d of firm transport on Energy Transfer and Houston Pipe Line Company LP (“Houston Pipe Line”), which expires in 2027. We also received two firm transport contracts with these same shippers from the Bedrock Acquisition for 23,750 MMBtu/d each, both subject to yearly volume reductions that expire in 2028. These contracts with Energy Transfer and Houston Pipe Line provide access to the NGPL-TxOk market.

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

Seasonality

Weather conditions have a significant impact on both our Upstream/Midstream and Power segments.

Upstream/Midstream. Demand for natural gas is generally at its lowest during the spring and fall months and peaks during the summer and winter months. Demand in the winter season peaks due to residential and commercial heating load demand, while the summer season peaks due to cooling loads, which calls on increased natural gas-fired power generation loads. However, seasonal anomalies such as warmer than normal winters or cooler than normal summers can lessen the magnitude of the seasonal fluctuations in demand. In addition, natural gas storage facilities are utilized to bring additional supply to the market that is utilized to meet peak demand levels during both winter and summer seasons.

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

Power. Our Power segment is subject to similar, and in some respects, more acute seasonal dynamics. Power prices in the ERCOT market are highly responsive to weather conditions, time of day, and generation mix, and can experience significant volatility on a daily and seasonal basis. Extreme weather events, including severe winter and summer temperature events that have historically affected the Texas market can cause sharp spikes in both power demand and wholesale energy prices, which may materially benefit or adversely affect our power operations depending on the availability of our generation assets and the nature of our hedging positions. Periods of mild weather, conversely, can suppress both natural gas demand and power prices, reducing revenues across our upstream and power segments.

Seasonal anomalies, such as warmer than normal winters or cooler than normal summers, can also increase competition for equipment, supplies, and personnel, which could lead to shortages and increased costs or delays in our operations. Similarly, winter months may bring about delays in operational capabilities and efficiency of execution related to new and existing supply.

Competition

Upstream/Midstream. The oil and gas industry is very competitive and we compete with a substantial number of other companies, many of which are large, well-established, and have greater financial and operational resources than we do. We compete with several other onshore unconventional natural gas producers to deliver our products to the marketplace.

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

Power. Our power generation business competes with other generators operating in the ERCOT market, including other combined-cycle gas-fired plants, renewable energy generators, and other dispatchable resources. Competition in the ERCOT market is influenced by natural gas prices, transmission constraints, the generation mix, and regulatory developments. In the retail electricity market, BKV Energy competes with other retail electric providers (“REPs”) licensed to operate in the deregulated portions of Texas, including large incumbent utilities, national retail electricity providers, and other independent REPs. Competition in the retail market is based on pricing, customer service, product offerings, and brand recognition.

In addition, the oil and gas and power industries generally compete with other industries supplying energy and fuel to industrial, commercial, and individual consumers, including alternative and renewable energy sources. The transition toward renewable generation in the ERCOT market could increase competition for our power generation business, though we believe our highly efficient, dispatchable combined-cycle assets are well-positioned to serve the reliability needs of the grid.

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

Safety. Safety is our highest priority, including the prevention of any releases from our operations, including both our upstream and power generation assets. We conduct routine maintenance and inspections at our facilities, and we have established practices and operational infrastructure to control and mitigate potential spills, discharges, or equipment failures. We also offer annual specialized training to staff on spill prevention and host routine meetings to ensure our teams are fully trained on our response plan in the event of any releases. We believe these measures continue to strengthen our safety culture.

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

Government Regulation and Environmental Matters

Our operations are subject to extensive federal, state, and local laws and regulations that govern oil and natural gas operations, regulate the discharge of materials into the environment, or otherwise relate to the protection of the environment. These laws, rules, and regulations may, among other things:

●	require the acquisition of various permits before drilling commences;
●	require notice to stakeholders of proposed and ongoing operations;
●	require the installation of expensive pollution control equipment;

●	restrict the types, quantities, and concentration of various substances that can be released into the environment in connection with oil and gas drilling and production and the disposal or other disposition of produced water;
●	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and other protected areas, or otherwise restrict or prohibit activities that could impact the environment, including water resources; and
●	require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to plug and abandon wells.

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

Clean Water Act. The Clean Water Act, or CWA, and implementing regulations, which are primarily executed through a system of permits, also govern the discharge of certain pollutants into waters of the United States. Enforcement for failure to comply strictly with the CWA are generally resolved by payment of fines and correction of any identified deficiencies. However, regulatory agencies could require us to cease construction or operation of certain facilities or to cease hauling wastewaters to facilities owned by others that are the source of water discharges to resolve non-compliance. The CWA also requires the preparation and implementation of Spill Prevention, Control and Countermeasure Plans in connection with on-site storage of significant quantities of oil. In 2016, the EPA promulgated wastewater pretreatment standards that prohibit onshore unconventional oil and gas extraction facilities from sending wastewater to publicly-owned treatment works. This restriction of disposal options for hydraulic fracturing waste may result in increased costs. In addition, state laws analogous to the CWA also may require permits for certain of our operations. For additional information, see “Risk Factors - Risks Related to Environmental, Legal Compliance and Regulatory Matters - We may face unanticipated water and other waste disposal costs as a result of increased water-related regulations” in the Original Form 10-K.

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

In 2012, the EPA published final New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) that amended the existing NSPS and NESHAP for the oil and natural gas sector. In June 2016, the EPA published a final rule that updated and expanded the NSPS by setting additional emissions limits for volatile organic compounds and regulating methane emissions for new and modified sources in the oil and gas industry. In June 2017, the EPA proposed a two-year stay of certain requirements contained in the June 2016 rule. In March 2018, the EPA published a final rule that amended two narrow provisions of the NSPS, removing the requirement for completion of delayed repair during emergency or unscheduled vent blowdowns. In September 2020, the EPA published a final rule amending the 2012 and 2016 NSPS for the oil and natural gas sector that removed transmission and storage sources from the oil and natural gas industry source category and rescinded the methane requirements applicable to the production and processing sources. On June 30, 2021, former President Biden signed into law a joint Congressional resolution under the Congressional Review Act nullifying the September 2020 rule amending the EPA’s 2012 and 2016 NSPS standards for the oil and natural gas sector and effectively reinstating the prior standards. More recently, on March 8, 2024, the EPA published its Methane Rule, which took effect on May 7, 2024 and established requirements for methane emissions from existing and modified oil and gas sources and imposed additional requirements for new sources with respect to methane and volatile organic chemical emissions, including sources not previously regulated under the oil and gas source category. In late 2025, the EPA issued final rules extending certain compliance deadlines in the Methane Rule and the NSPS rules for the oil and gas sector. It remains to be seen what impact the Trump Administration ultimately will have on these and other climate-related measures taken under the Biden Administration. The reinstatement of direct regulation of methane emission for new sources, promulgation of requirements for existing oil and gas sources, and enhanced requirements for new sources and the expansion of sources covered by the EPA’s rules, could result in increased compliance costs or otherwise impact our results of operations. For additional information, see “Risk Factors — Risks Related to Environmental, Legal Compliance and Regulatory Matters — Our operations are subject to a series of risks relating to climate change that could result in increased compliance or operating costs, limit the areas in which we may conduct natural gas and NGL exploration and production activities, and reduce demand for the natural gas and NGLs we produce” in the Original Form 10-K.

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

The EPA issued the “Final Mandatory Reporting of Greenhouse Gases” Rule and a series of revisions to it, which requires operators of oil and gas production, natural gas processing, transmission, distribution and storage facilities and other stationary sources emitting more than established annual thresholds of carbon dioxide-equivalent GHGs to inventory and report annually their GHG emissions occurring in the prior calendar year on a facility-by-facility basis. The EPA widened the scope of annual GHG reporting to include not only activities associated with completion and workover of gas wells with hydraulic fracturing and activities associated with oil and gas production operations, but also completions and workovers of oil wells with hydraulic fracturing, gathering and boosting systems, and transmission pipelines. These rules do not require control of GHGs. On September 12, 2025, the EPA issued a proposed rule that would rescind the GHG reporting rule, other than for natural gas systems subject to waste emission charges, and would delay requirements for these systems until 2034. It remains to be seen what the ultimate outcome of this proposal will be and what the ultimate impact and long-term effect the Trump Administration rollback initiatives will have on this and other climate-related measures taken under the Biden Administration. For more information, see “Risk Factors — Risks Related to Environmental, Legal Compliance and Regulatory Matters — Our operations are subject to a series of risks relating to climate change that could result in increased compliance or operating costs, limit the areas in which we may conduct natural gas and NGL exploration and production activities, and reduce demand for the natural gas and NGLs we produce” in the Original Form 10-K.

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

The United States Congress (“Congress”) has also passed a number of bills in recent years aimed at addressing climate change in a limited manner, primarily directed at funding climate change initiatives. The 2021 Infrastructure and Investment Jobs Act signed into law in November 2021 included measures aimed at decarbonization to address climate change, including funding for replacing transit vehicles, including buses, with zero- and low-emission vehicles and for the deployment of an electric vehicle charging network nationwide. This legislation, and other future laws, that promote a shift toward electric vehicles could adversely affect the demand for our products. Similarly, the Inflation Reduction Act imposed several new climate-related requirements on oil and gas operations and the Inflation Reduction Act of 2022 appropriates significant federal funding for renewable energy initiatives and, for the first time ever, imposes a fee on GHG emissions from certain facilities. The emissions fee and funding provisions of the law, if and when they take effect, could increase our operating costs and accelerate the transition away from fossil fuels, which could in turn adversely affect our business and results of operations. The Trump Administration has delayed or rolled back most of the climate-related measures taken under the Biden administration, but it is possible that future administrations could again pursue these or other climate-related initiatives.

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

For more information about potential risks that could affect us, see “Risk Factors — Risks Related to Our Business Generally — Our business is subject to operating hazards that could result in substantial losses or liabilities for which we may not have adequate insurance coverage” in the Original Form 10-K.

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

Address, Internet Website, and Availability of Public Filings

Our principal executive offices are located at 1200 17th Street, Suite 2100, Denver, Colorado 80202, and our telephone number is (720) 375-9680. We also maintain an office in Fort Worth, Texas and have several regional field offices. Our website is www.bkv.com.

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

Information on our website is not incorporated into this Amendment No. 1 or our other filings with the SEC and is not a part of them.

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

Dilanka Seimon has served as Chief Commercial Officer of the Company since April 2025. Prior to joining the Company, Mr. Seimon served as Executive Vice President and Chief Commercial Officer at EnLink Midstream (now, ONEOK) from August 2023 to February 2025, and as Vice President of Alternative Energy at Energy Transfer (NYSE: ET), from January 2022 to August 2023. From March 2013 through December 2021, Mr. Seimon served at BHP Group Limited (NYSE: BHP), the world’s largest mining company by market capitalization, working his way up to Vice President of Sales and Marketing. Earlier in his career, he held various roles in business development, natural gas trading, marketing, and origination. Mr. Seimon completed the General Management Program at Harvard Business School, earned an MBA from the Fuqua School of Business at Duke University, and received a BS in Economics from Georgia College & State University.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of Part II, Financial Statements and Supplementary Data in this Amendment No. 1. This Amendment No. 1 contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions, and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and subsequent filings with the SEC, including the Q1 2026 Form 10-Q, the Q2 2026 Form 10-Q, and our Current Reports on Form 8-K. These subsequent SEC filings contain important information regarding events, risks, developments, and updates affecting us and our expectations that have occurred since the filing of the Original Form 10-K.

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

Recent Developments

●	BKV-BPP Power Joint Venture Transaction. On January 30, 2026, we completed the previously announced acquisition of an additional 25% interest in the BKV-BPP Power Joint Venture for aggregate consideration consisting of $115.1 million in cash and 5,315,390 shares of our common stock. We funded the cash consideration with a combination of cash on hand and the net proceeds from the 2025 Equity Offering. Following the closing of the transaction, the BKV-BPP Power Joint Venture is owned 75% by BKV and 25% by BPPUS, and certain prior period financial information has been recast to include the historical results of the BKV-BPP Power Joint Venture for all periods during which the Company and BKV-BPP Power Joint Venture were under common control, as well as a change in our reportable segments. See Note 19 - Reportable Segments to our consolidated financial statements for further information.

Operational and Financial Highlights

Below are some highlights of our operating and financial results for the year ended December 31, 2025:

●	Production of natural gas, NGLs, and oil was 305.0 Bcfe, or 835.5 MMcfe/d.
●	Average realized product prices, excluding the impact of settled derivatives, was $2.81 per Mcfe.
●	Power generation of 7,611 GWh from the Temple Plants and capacity factor of 59.0%.
●	Upstream/Midstream production revenues were $857.6 million, and Power revenues were $248.8 million.
●	Net income attributable to BKV was $179.2 million.
●	Net cash provided by operating activities for the year ended December 31, 2025 was $280.4 million.
●	Accrued capital expenditures for the year ended December 31, 2025 were $323.3 million.

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

Power Business. The financial information presented in this Amendment No. 1 has been retrospectively adjusted for the BKV-BPP Power Joint Venture Transaction, which was accounted for as a transaction between entities under common control and resulted in a change in our reportable segments. Accordingly, prior period financial information has been recast to include the historical results of the BKV-BPP Power Joint Venture for all periods during which the Company and BKV-BPP Power Joint Venture were under common control and to reflect the current reportable segment presentation. However, the power business has historically operated separately from our other operations and has a different operating profile. Businesses engaged in power generation are subject to seasonal, daily, and hourly fluctuations in demand, periods of peak load, and changes in supply and demand dynamics, which can result in variability in revenues and operating costs. In addition, the power generation business is capital intensive, requiring ongoing investments in land, modular generation equipment, and turbine generators, and its growth is dependent on access to capital and the ability to obtain necessary commercial agreements. As a result, our consolidated results may not be fully comparable across periods and may not be indicative of the results that would have been achieved if the power business had been operated as part of our company during those periods or of our future performance.

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

Other factors significantly affecting our financial condition and results of operations include, among others:

●	success in drilling new wells;
●	the availability of attractive acquisition opportunities and our ability to execute them;
●	the amount of capital we invest in the leasing and development of our properties;
●	facility or equipment availability and unexpected downtime; and
●	delays imposed by or resulting from compliance with regulatory requirements.

Production Volumes and Power Data

The following table presents our historical production volumes for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Production Data
Natural gas (MMcf)	242,935	228,682	249,766
NGLs (MBbls)	10,181	9,858	10,554
Oil (MBbls)	159	96	119
Total volumes (MMcfe)	304,975	288,406	313,804
Average daily total volumes (MMcfe/d)	835.5	788.0	859.7
Power Data
Power generation (GWh)	7,611	7,360	7,230
Fuel consumption (MMBtu)	54,333	52,213	51,603

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

In September 2025, we completed the Bedrock Acquisition, with an economic effective date of July 1, 2025. The acquisition significantly expanded our asset base in the Barnett with low-decline proved developed producing reserves, resulting in higher production volumes, revenues, operating expenses, depreciation, depletion and amortization, and asset retirement obligations beginning in the third quarter of 2025. Because the acquired assets were not owned for a full period of 2025, results are not comparable to prior periods. In addition, the consideration paid, including cash, common stock, and repayment of indebtedness, affected our liquidity, leverage, and weighted average shares outstanding.

As a result of these transactions, our historical operating, financial, and reserve data may not be comparable between periods presented in this Amendment No. 1.

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

Realized Commodity Prices

NYMEX Henry Hub, for gas prices, and NYMEX WTI, for oil prices, are widely used benchmarks for the pricing of natural gas and oil in the United States. The price we receive for our natural gas and oil production is generally different than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. In addition, we are exposed to fluctuations in wholesale electricity prices, primarily in the ERCOT market, related to our power generation and marketing activities. Power prices are influenced by several factors, including natural gas prices, weather, and market supply and demand. As such, our revenues are sensitive to the price of the underlying commodity to which they relate. For further discussion on our derivative contracts, see Note 7 - Derivative Instruments to our consolidated financial statements included in Item 8 of Part II, Financial Statements and Supplementary Data below. The following is a comparison of average pricing excluding and including the effects of derivatives:

	Year Ended December 31,
	2025	2024	2023
Average prices:
Natural gas ($/Mcf)
Average NYMEX Henry Hub price	$3.43	$2.27	$2.74
Average natural gas realized price (excluding derivatives)	$2.78	$1.69	$2.04
Average natural gas realized price (including derivatives) (1)	$2.75	$2.10	$2.23
Differential	$(0.65)	$(0.58)	$(0.70)
NGLs ($/Bbl)
Average NGL realized price (excluding derivatives)	$17.00	$16.79	$17.80
Average NGL realized price (including derivatives) (1)	$16.84	$17.19	$17.55
Oil ($/Bbl)
Average oil realized price	$59.50	$68.81	$70.97
High and low daily spot prices
Natural gas ($/Mcf)
High NYMEX Henry Hub	$9.86	$13.20	$3.78
Low NYMEX Henry Hub	$2.65	$1.21	$1.74
Oil ($/Bbl)
High NYMEX WTI	$80.73	$87.69	$93.67
Low NYMEX WTI	$55.44	$66.73	$66.61
Power
Average power price ($/MWh) (excluding derivatives)	$12.31	$11.21	$32.42
Average power price ($/MWh) (including derivatives)	$47.47	$35.10	$49.86
Average natural gas cost ($/Mcf)	$3.32	$2.27	$1.83
(1)	Impact of derivatives prices excludes $13.3 million and $46.7 million of gains on derivative contract terminations for the years ended December 31, 2024 and 2023, respectively.

Business Segment Results of Operations

The following sections present our results of operations for our two reportable segments, Upstream/Midstream and Power. Management believes this information is useful to investors in understanding the Company’s financial condition, results of operations, and trends and uncertainties. See Note 19 - Reportable Segments to our consolidated financial statements included in Item 8 of Part II, Financial Statements and Supplementary Data below.

Upstream/Midstream Segment

Comparison of the Year Ended December 31, 2025 and 2024:

	Year Ended
	December 31,
(in thousands, other than percentages)	2025	2024	Change	% Change
Production volume
Total production volumes (MMcfe)	304,975	288,406	16,569	6%
Average daily production (MMcfe/d)	835.5	788.0	47.6	6%
Average realized price (excluding derivatives)	$2.81	$1.93	$0.88	45%
Average realized price (including derivatives)	$2.79	$2.28	$0.51	22%

Revenues and other operating income
Natural gas revenues	$675,078	$385,456	$289,622	75%
NGL revenues	173,059	165,508	7,551	5%
Oil revenues	9,460	6,606	2,854	43%
Midstream revenues	10,456	12,560	(2,104)	(17)%
Derivative gains (losses), net	105,081	(34,152)	139,233	*
Gain on sale of business	—	7,080	(7,080)	(100)%
Gain (loss) on sale of assets	(1,798)	3,523	(5,322)	*
Other	11,664	6,631	5,033	76%
Total revenues and other operating income	983,000	553,212	429,788
Operating expenses
Lease operating and workover	152,873	136,991	15,882	12%
Taxes other than income	50,761	34,961	15,799	45%
Gathering and transportation	250,849	222,391	28,458	13%
Depreciation, depletion, amortization, and accretion	155,713	215,541	(59,828)	(28)%
General and administrative	68,944	59,417	9,527	16%
Other operating expenses	29,034	12,647	16,387	*
Total operating expenses	708,174	681,948	26,225
Income (loss) from operations	$274,826	$(128,736)	$403,562

*Percentage not meaningful

Natural Gas Revenues

Our natural gas revenues increased by $289.6 million, or 75%, to $675.1 million for the year ended December 31, 2025, from $385.5 million for the year ended December 31, 2024. The impact of commodity price increases, excluding the effect of derivative settlements, provided a $265.6 million increase in year-over-year revenues (calculated as the change in the year-over-year average price times current year’s production volumes). The increase was also due to higher production volumes during the year ended December 31, 2025, which accounted for a $24.0 million increase in year-over-year revenues (calculated as the change in year-over-year volumes times the prior year’s average price).

NGL Revenues

Our NGL revenues increased by $7.6 million, or 5%, to $173.1 million for the year ended December 31, 2025, from $165.5 million for the year ended December 31, 2024. The increase was due to higher production volumes during the year ended December 31, 2025, which accounted for a $5.5 million increase in year-over-year revenues (calculated as the change in year-over-year volumes times the prior year’s average price). The increase was also due to the impact of commodity price increases, excluding the effect of derivative settlements, which accounted for a $2.1 million increase in year-over-year revenues (calculated as the change in the year-over-year average price times current year’s production volumes).

Oil Revenues

Our oil revenues increased by $2.9 million, or 43%, to $9.5 million for the year ended December 31, 2025, from $6.6 million for the year ended December 31, 2024. The increase was due to higher production volumes during the year ended December 31, 2025, which accounted for a $4.4 million increase in year-over-year revenues (calculated as the change in year-over-year volumes times the prior year’s average price). The increase was offset by the impact of commodity price decreases, excluding the effect of derivative settlements, which accounted for a $1.5 million decrease in year-over-year revenues (calculated as the change in the year-over-year average price times current year’s production volumes).

Midstream Revenues

Our midstream revenues decreased by $2.1 million, or 17%, to $10.5 million for the year ended December 31, 2025, from $12.6 million for the year ended December 31, 2024. This decrease was primarily due to the divestiture of Chaffee of $2.0 million as we sold our Repsol Midstream Interest in connection with this sale.

Derivative Gains (Losses), Net

For the year ended December 31, 2025, our Upstream/Midstream segment had net realized and unrealized gains on derivative contracts of $105.1 million, compared to net realized and unrealized losses on derivative contracts of $34.2 million for the year ended December 31, 2024. The increase in gains for the year ended December 31, 2025 was primarily attributable to our open derivative positions, which were in more of an unrealized gain position of $113.2 million, compared to an unrealized loss position of $146.7 million for the year ended December 31, 2024. The increase in unrealized gains for the year ended December 31, 2025 reflected decreases in the forward curve of natural gas prices relative to December 31, 2024, whereas the prior year period reflected increases in forward curve of natural gas prices compared to December 31, 2023. The increased gains were offset by realized losses of $8.1 million during the year ended December 31, 2025, compared to realized gains of $112.5 million during the year ended December 31, 2024, which were due to higher natural gas prices settled in the current year compared to prior year.

Gain on Sale of Business

For the year ended December 31, 2025, we did not sell any businesses or subsidiaries. For the year ended December 31, 2024, we sold our wholly-owned subsidiary, Chaffee, for $104.4 million, net of third-party transaction costs. The assets sold had an approximate carrying value of $97.3 million, which resulted in a gain on the sale of Chaffee of $7.1 million.

Gains (Losses) on Sales of Assets, Net

For the year ended December 31, 2025, we recognized a loss of $1.8 million on sales of assets compared to a gain of $3.5 million on sales of assets during the year ended December 31, 2024. During the year ended December 31, 2025, we wrote-down our Bridgeport office building by $2.4 million to its sale price of $5.5 million. This was offset by other property, plant, and equipment sold for $1.3 million in proceeds, which resulted in a gain on sale of these assets of $0.6 million. For the year ended December 31, 2024, we sold other properties for $5.0 million in proceeds, which resulted in a gain on the sale of these properties of $3.6 million.

Other Revenues

Other revenues, which primarily include the sale of third party gas, were $11.7 million for the year ended December 31, 2025, compared to $6.6 million for the year ended December 31, 2024. The year-over-year increase was primarily due to an increase in gas prices and contracted rates.

Lease Operating and Workover

The following table summarizes our components of lease operating expenses for the periods presented:

	Year Ended December 31,
	2025		2024		Change	% Change
(in thousands, other than percentages and average costs)	Amount	Per Mcfe	Amount	Per Mcfe
Lease operating expenses	$145,631	$0.48	$132,317	$0.46	$13,314	10%
Workover expenses	7,242	0.02	4,674	0.01	2,568	55%
Total lease operating and workover expense	$152,873	$0.50	$136,991	$0.47	$15,882	12%

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

Taxes Other Than Income

Taxes other than income were $50.8 million, or $0.17 per Mcfe, for the year ended December 31, 2025, which was an increase of $15.8 million, or 45%, from $35.0 million, or $0.12 per Mcfe, for the year ended December 31, 2024. The increase was due to increases in production taxes of $16.0 million in the Barnett, which includes increases of $1.6 million in production taxes from the BKV Barnett II from the Bedrock Acquisition, and increases of $0.6 million in severance taxes related to our NEPA natural gas properties. BKV Barnett II also incurred $0.5 million of ad valorem taxes during the year ended December 31, 2025. This was offset by decreases in ad valorem and property taxes associated with our operations in the Barnett of $1.4 million. Certain ad valorem and production taxes are not applicable to our NEPA properties.

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

Depreciation, Depletion, Amortization, and Accretion

Depreciation, depletion, amortization, and accretion was $155.7 million, or $0.52 per Mcfe, for the year ended December 31, 2025, which was a decrease of $59.8 million, or 28%, from $215.5 million, or $0.75 per Mcfe, for the year ended December 31, 2024. The decrease was primarily due to a depletion rate adjustment in 2025, which was driven by higher reserves.

General and Administrative

General and administrative expenses were $68.9 million, or $0.23 per Mcfe, for the year ended December 31, 2025, which was an increase of $9.5 million, from $59.4 million, or $0.21 per Mcfe, for the year ended December 31, 2024. The increase was primarily attributable to Company-wide growth initiatives, including higher headcount and employee expenses, and an increase in consulting and information technology expenses associated with the Bedrock Acquisition. The increase was partially offset by a lower allocation of corporate general and administrative costs to the Upstream/Midstream segment.

Other Operating Expenses

Other operating expenses were $29.0 million, or $0.10 per Mcfe, for the year ended December 31, 2025, which was an increase of $16.4 million, from $12.6 million, or $0.04 per Mcfe, for the year ended December 31, 2024. The increase in other operating expenses during the year ended December 31, 2025, compared to the same period in 2024, was driven by acquisition and transaction-related costs, including $10.8 million of integration costs associated with the Bedrock Acquisition and $6.0 million increase in gas purchases resulting from higher volumes and natural gas prices.

Power Segment

Comparison of the Year Ended December 31, 2025 and 2024:

	Year Ended
	December 31,
(in thousands, other than percentages)	2025	2024	Change	% Change
Temple I capacity factor	59.2%	58.1%	1.1%	2%
Temple II capacity factor	58.7%	55.1%	3.6%	7%
Total power generation (GWh)	7,611	7,360	250	3%
Fuel consumption (MMBtu)	54,333	52,213	2,120	4%
Average generation price (excluding derivatives)	$12.31	$11.21	$1.10	10%
Average generation price (including derivatives)	$47.47	$35.10	$12.37	35%
Average natural gas cost	$3.32	$2.27	$1.05	46%
Average spark spread	$23.77	$18.98	$4.79	25%

Revenues and other operating income
Power revenues	$248,752	$218,268	$30,484	14%
Derivative gains, net	274,788	241,612	33,176	14%
Total revenues and other operating income	523,540	459,880	63,660
Operating expenses
Fuel commodity costs	180,364	118,662	61,702	52%
Purchased power	113,968	108,327	5,641	5%
Taxes other than income	15,645	12,843	2,802	22%
Depreciation, depletion, amortization, and accretion	38,273	37,967	307	1%
Power operating and maintenance	78,435	81,071	(2,636)	(3)%
General and administrative	19,999	14,524	5,475	38%
Other operating expenses	8,296	1,809	6,487	*
Total operating expenses	454,980	375,203	79,778
Income (loss) from operations	$68,560	$84,677	$(16,117)

*Percentage not meaningful

Power Revenues

Power revenues include merchant energy sales and revenue from our retail business. During the year ended December 31, 2025, our Power revenues were $248.8 million, which was an increase of $30.5 million, or 14%, from $218.3 million during the year ended December 31, 2024. The increase was primarily due to an increase in energy retail sales of $19.0 million due to the continued growth of BKV Energy’s retail customer portfolio and the increase in merchant energy sales of $11.2 million, which was attributable to higher power prices, increased power generation, and improved capacity factors at the Temple Plants.

Derivative Gains, Net

For the year ended December 31, 2025, our Power segment had net realized and unrealized gains on derivative contracts of $274.8 million, compared to net realized and unrealized gains of $241.6 million for the year ended December 31, 2024. The increase of $33.2 million was primarily attributable to a $118.1 million increase in net realized gains on our power derivatives driven by lower realized ERCOT market prices relative to contracted prices. The increase was partially offset by a $58.6 million decline in unrealized gains on our open derivative positions, which decreased to $7.2 million as of December 31, 2025, from $65.7 million as of December 31, 2024. This reduction in unrealized gains was primarily attributable to increases in forward power prices relative to hedged prices and changes in the value of optionality. In addition, realized gains on our HRCOs decreased by $26.4 million primarily due to lower premium income resulting from a reduction in contracted HRCO capacity of 400 MW during 2024 compared to 200 MW during 2025. Premiums received under HRCO agreements are recognized within derivative gains, net as realized settlements.

Fuel Commodity Costs

Fuel commodity costs were $180.4 million for the year ended December 31, 2025, which was an increase of $61.7 million, or 52%, from $118.7 million for the year ended December 31, 2024. The increase was due to higher natural gas prices and increased fuel consumption compared to the year ended December 31, 2024.

Purchased Power

Purchased power costs for the retail business were $114.0 million for the year ended December 31, 2025, which was an increase of $5.6 million, or 5%, from $108.3 million for the year ended December 31, 2024. The increase was primarily driven by higher retail power purchases resulting from the continued growth of BKV Energy’s retail customer portfolio.

Taxes Other Than Income

Taxes other than income were $15.6 million for the year ended December 31, 2025, which was an increase of $2.8 million, or 22%, from $12.8 million for the year ended December 31, 2024. The increase was driven by BKV-BPP Power’s property tax reassessment.

Depreciation, Depletion, Amortization, and Accretion

Depreciation, depletion, amortization, and accretion was $38.3 million for the year ended December 31, 2025, which was an increase of approximately $0.3 million, or 1%, from $38.0 million for the year ended December 31, 2024, which was relatively consistent year-over-year.

Power Operating and Maintenance

Power operating and maintenance expenses are costs incurred to run the Temple Plants and remained relatively consistent year-over-year. These expenses were $78.4 million for the year ended December 31, 2025, which was a decrease of approximately $2.6 million, or 3%, from $81.1 million for the year ended December 31, 2024.

General and Administrative

General and administrative expenses were $20.0 million for the year ended December 31, 2025, which was an increase of approximately $5.5 million, from $14.5 million for the year ended December 31, 2024. The increase is primarily due to the legal and consulting fees related to the BKV-BPP Power Joint Venture Transaction, which resulted in increased corporate allocations to the Power segment, and higher credit loss expense of $1.5 million due to significant write-offs related to 2024 and 2025 customer balances. This was slightly offset by a $1.3 million decrease in the administrative service fee with BKV, attributable to lower contracted rates.

Other Operating Expenses

Other operating expenses were $8.3 million for the year ended December 31, 2025, which was an increase of $6.5 million, from $1.8 million for the year ended December 31, 2024. This increase was due to $6.5 million of transaction fees related to the BKV-BPP Power Joint Venture Transaction.

Other Income Statement Line Items

Marketing Revenues

Our marketing revenues are derived under our marketing agreement with a third party pursuant to which we receive a fixed percentage of all net income realized in the resale of our and other producers’ hydrocarbons. Our marketing revenues increased by $1.6 million to $12.3 million for the year ended December 31, 2025, from $10.7 million for the year ended December 31, 2024. The increase in marketing revenues during the year ended December 31, 2025 was primarily due to a higher pricing environment compared to the year ended December 31, 2024.

Section 45Q Tax Credits

Our Section 45Q tax credits decreased by approximately $2.3 million, or 16%, to $11.8 million during the year ended December 31, 2025, from $14.0 million during the year ended December 31, 2024. Our Section 45Q tax credits related to CO2 waste sequestration activities under our Barnett Zero Project. The decrease year-over-year was due to less CO2 waste sequestered in 2025, reflecting routine fluctuations in activity levels that occur as part of our normal operations.

General and Administrative

Corporate and Other general and administrative expenses were $42.6 million for the year ended December 31, 2025, which was an increase of approximately $6.5 million, or 18%, from $36.1 million for the year ended December 31, 2024. The increase was primarily attributable to a lower amount of corporate general and administrative costs allocated to the Company’s reportable segments, which resulted in Corporate and Other retaining an additional $16.3 million of expense. This increase was largely offset by lower consulting, legal, information technology, audit, and travel expenses.

Other Operating Expenses

Other operating expenses were $19.3 million for the year ended December 31, 2025, which was an increase of $12.6 million, from $6.7 million for the year ended December 31, 2024. The increase in other operating expenses during the year ended December 31, 2025, compared to the same period in 2024, was driven by a $5.6 million write-off related to an enterprise resource planning system, acquisition and transaction-related costs, including $5.5 million of costs and fees related to CCUS transactions, and $1.0 million of grant expense.

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

Interest expense. Interest expense was $72.3 million for the year ended December 31, 2025, which was a decrease of $23.9 million, from $96.2 million for the year ended December 31, 2024. The decrease in interest expense during the year ended December 31, 2025 was primarily due to lower interest rates and a lower outstanding balance on our RBL Credit Agreement, which we entered into on June 11, 2024 and on our Temple Term Loan Facility. We also subsequently paid down the outstanding balances on our SCB Credit Facility, the Revolving Credit Agreement, and the Term Loan Credit Agreement, which incurred higher interest rates.

Interest expense, related party. Interest expense, related party was $19.7 million for the year ended December 31, 2025, which was a decrease of $7.8 million, from $27.5 million for the year ended December 31, 2024. The decrease was primarily due to a lower outstanding balance on the Temple I Loan Agreements year-over-year.

Interest income. Interest income was $4.1 million for the year ended December 31, 2025, which was a decrease of $3.2 million, from $7.3 million for the year ended December 31, 2024. The decrease was due to the cessation of interest earned on restricted cash following the repayment of the Term Loan Credit Agreement in June 2024, which had previously funded the debt service reserve account.

Income tax benefit (expense). For the year ended December 31, 2025, we had an income tax expense of $36.9 million, which was a change of $79.3 million, from a $42.4 million income tax benefit for the year ended December 31, 2024. The year-over-year change was primarily due to a pre-tax income for the year ended December 31, 2025, compared to a pre-tax loss for the year ended December 31, 2024.

Business Segment Results of Operations

The following sections present our results of operations for our two reportable segments, Upstream/Midstream and Power. Management believes this information is useful to investors in understanding the Company’s financial condition, results of operations, and trends and uncertainties. See Note 19 - Reportable Segments to our consolidated financial statements included in Item 8 of Part II, Financial Statements and Supplementary Data below.

Upstream/Midstream Segment

Comparison of the Year Ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands, other than percentages)	2024	2023	Change	% Change
Production volume
Total production volumes (MMcfe)	288,406	313,804	(25,398)	(8)%
Average daily production (MMcfe/d)	788.0	859.7	(71.7)	(8)%
Average realized price (excluding derivatives)	$1.93	$2.25	$(0.32)	(14)%
Average realized price (including derivatives)	$2.28	$2.39	$(0.11)	(5)%

Revenues and other operating income
Natural gas revenues	$385,456	$509,846	$(124,390)	(24)%
NGL revenues	165,508	187,860	(22,352)	(12)%
Oil revenues	6,606	8,445	(1,839)	(22)%
Midstream revenues	12,560	16,168	(3,608)	(22)%
Derivative gains (losses), net	(34,152)	238,743	(272,895)	*
Gain on sale of business	7,080	—	7,080	100%
Gain on sale of assets, net	3,523	2,162	1,361	63%
Other	6,631	3,957	2,674	68%
Total revenues and other operating income	553,212	967,181	(413,969)
Operating expenses
Lease operating and workover	136,991	150,647	(13,656)	(9)%
Taxes other than income	34,961	72,290	(37,329)	(52)%
Gathering and transportation	222,391	248,990	(26,599)	(11)%
Depreciation, depletion, amortization, and accretion	215,541	223,165	(7,624)	(3)%
General and administrative	59,417	65,852	(6,435)	(10)%
Other operating expenses	12,647	12,353	294	2%
Total operating expenses	681,948	773,297	(91,349)
Income (loss) from operations	$(128,736)	$193,884	$(322,620)

Per unit costs
Lease operating and workover	$0.47	$0.48	$(0.01)	(2)%
Taxes other than income	$0.12	$0.23	$(0.11)	(48)%
Gathering and transportation	$0.77	$0.79	$(0.02)	(3)%
Depreciation, depletion, amortization, and accretion	$0.75	$0.71	$0.04	6%
General and administrative	$0.21	$0.21	$—	—%
Other operating expenses	$0.04	$0.04	$—	—%
Total	$2.36	$2.46	$(0.10)
*	Percentage not meaningful

Natural Gas Revenues

Our natural gas revenues decreased by $124.4 million, or 24%, to $385.5 million for the year ended December 31, 2024, from $509.8 million for the year ended December 31, 2023. The decrease was due to commodity price decreases, excluding the effect of derivative settlements, which provided a $81.4 million decrease in year-over-year revenues (calculated as the change in the year-over-year average price times current year’s production volumes). The decrease was also due to lower production volumes during the year ended December 31, 2024, primarily from the assets from the Exxon Barnett Acquisition, and from the sale of Chaffee and certain non-operated assets held by Chelsea, which collectively accounted for a $43.0 million decrease in year-over-year revenues (calculated as the change in year-over-year volumes times the prior year’s average price).

NGL Revenues

Our NGL revenues decreased by $22.4 million, or 12%, to $165.5 million for the year ended December 31, 2024, from $187.9 million for the year ended December 31, 2023. The decrease was due to lower production volumes during the year ended December 31, 2024, which accounted for a $12.4 million decrease in year-over-year revenues (calculated as the change in year-over-year volumes times the prior year’s average price) and due to the impact of commodity price decreases, excluding the effect of derivative settlements, which accounted for a $10.0 million decrease in year-over-year revenues (calculated as the change in the year-over-year average price times current year’s production volumes).

Oil Revenues

Our oil revenues decreased by $1.8 million, or 22%, to $6.6 million for the year ended December 31, 2024, from $8.4 million for the year ended December 31, 2023. The decrease was due to lower production volumes during the year ended December 31, 2024, which accounted for a $1.6 million decrease in year-over-year revenues (calculated as the change in year-over-year volumes times the prior year’s average price), and due to the impact of commodity price decreases, excluding the effect of derivative settlements, which accounted for a $0.2 million decrease in year-over-year revenues (calculated as the change in the year-over-year average price times current year’s production volumes).

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

Derivative Gains (Losses), Net

For the year ended December 31, 2024, our Upstream/Midstream segment had net realized and unrealized losses on derivative contracts of $34.2 million, compared to net realized and unrealized gains of $238.7 million for the year ended December 31, 2023. The losses for the year ended December 31, 2024, were primarily attributable to our open derivative positions, which were in more of an unrealized loss position of $146.7 million, compared to an unrealized gain position of $148.6 million for the year ended December 31, 2023. The increase in unrealized losses for the year ended December 31, 2024 reflected increases in the forward curve of natural gas prices relative to December 31, 2023, whereas the prior year period reflected decreases in the forward curve of natural gas prices relative to December 31, 2022. The losses were slightly offset by higher realized gains compared to the year ended December 31, 2023, of $22.3 million, due to slightly lower natural gas prices settled during the year ended December 31, 2024.

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

Other Revenues

Other revenues, which primarily include the sale of third party gas, were $6.6 million for the year ended December 31, 2024, compared to $4.0 million for the year ended December 31, 2023. The year-over-year increase was primarily due to an increase in third party gas sales of $2.7 million.

Lease Operating and Workover

The following table summarizes our components of lease operating expenses for the periods presented:

	Year Ended December 31,
	2024		2023		Change	% Change
(in thousands, other than percentages and average costs)	Amount	Per Mcfe	Amount	Per Mcfe
Lease operating expenses	$132,317	$0.46	$142,911	$0.46	$(10,594)	(7)%
Workover expenses	4,674	0.01	7,736	0.02	(3,062)	(40)%
Total lease operating and workover expense	$136,991	$0.47	$150,647	$0.48	$(13,656)	(9)%

Lease operating and workover expenses were $137.0 million, or $0.47 per Mcfe, for the year ended December 31, 2024, which was a decrease of $13.7 million, or 9%, from $150.6 million, or $0.48 per Mcfe, for the year ended December 31, 2023. The decrease in lease operating and workover expenses during the year ended December 31, 2024, compared to the same period in 2023, was due to decreases in compression and water expenses of $5.6 million, materials and labor of $3.6 million, and repairs and maintenance of $2.7 million, all of which were due to cost savings initiatives that began during the second half of 2023 and the divestiture of Chaffee and certain non-operated upstream assets in Chelsea. In addition, during the year ended December 31, 2024, we received a credit of $1.5 million for a water sharing agreement that related to 2023.

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

Depreciation, Depletion, Amortization, and Accretion

Depreciation, depletion, amortization, and accretion was $215.5 million, or $0.75 per Mcfe, for the year ended December 31, 2024, which was a decrease of $7.6 million, or 3%, from $223.2 million, or $0.71 per Mcfe, for the year ended December 31, 2023. The decrease in depreciation, depletion, amortization, and accretion during the year ended December 31, 2024, compared to the year ended December 31, 2023, was due to lower production during the year ended December 31, 2024, compared to the same period in the prior year, offset by lower estimated proved reserves resulting from lower natural gas prices used in the determination of proved reserves and from the divestiture of Chaffee and certain non-operated upstream assets in Chelsea in June 2024.

General and Administrative

General and administrative expenses were $59.4 million, or $0.21 per Mcfe, for the year ended December 31, 2024, which was a decrease of approximately $6.4 million, from $65.9 million, or $0.21 per Mcfe, for the year ended December 31, 2023. The decrease was primarily attributable to a lower allocation of corporate general and administrative costs. Excluding the impact of these allocations, general and administrative expenses increased primarily as a result of higher consulting, legal, information technology, payroll, and travel costs associated with the Company’s growth initiatives and public company readiness initiatives.

Other Operating Expenses

Other operating expenses remained relatively consistent year-over-year. These expenses were $12.6 million, or $0.04 per Mcfe, for the year ended December 31, 2024, which was an increase of $0.3 million, or 2%, from $12.4 million, or $0.04 per Mcfe, for the year ended December 31, 2023. The increase in other operating expenses during the year ended December 31, 2024 was primarily driven by the following factors: $3.4 million in higher emissions monitoring costs, $1.0 million in costs from the newly enacted EPA fees under the Inflation Reduction Act, $0.7 million in well clean-up costs, and $0.2 million of expenses related to our IPO equity raise. These increases were offset by $2.5 million of rig termination fees, $1.2 million restocking fees, and $0.7 million in inventory write-offs that took place during the year ended December 31, 2023, and $0.7 million of lower midstream operating expenses during the year ended December 31, 2024.

Power Segment

Comparison of the Year Ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands, other than percentages)	2024	2023	Change	% Change
Temple I capacity factor	58.1%	57.4%	0.7%	1%
Temple II capacity factor	55.1%	54.4%	0.7%	1%
Total power generation (GWh)	7,360	7,230	130	2%
Fuel consumption (MMBtu)	52,213	51,603	610	1%
Average generation price (excluding derivatives)	$11.21	$32.42	$(21.21)	(65)%
Average generation price (including derivatives)	$35.10	$49.86	$(14.76)	(30)%
Average natural gas cost	$2.27	$1.83	$0.45	24%
Average spark spread	$18.98	$36.83	$(17.85)	(48)%

Revenues and other operating income
Power revenues	$218,268	$274,623	$(56,355)	(21)%
Derivative gains, net	241,612	51,981	189,631	*
Total revenues and other operating income	459,880	326,604	133,276
Operating expenses
Fuel commodity costs	118,662	94,213	24,448	26%
Purchased power	108,327	27,769	80,558	*
Taxes other than income	12,843	8,827	4,016	45%
Depreciation, depletion, amortization, and accretion	37,967	31,752	6,214	20%
Power operating and maintenance	81,071	56,365	24,706	44%
General and administrative	14,524	27,917	(13,393)	(48)%
Other operating expenses	1,809	1,671	138	8%
Total operating expenses	375,203	248,514	126,687
Income (loss) from operations	$84,677	$78,090	$6,587
*	Percentage not meaningful

Power Revenues

Power revenues include merchant energy sales and revenue from our retail business. During the year ended December 31, 2024, our Power revenues were $218.3 million, which was a decrease of $56.4 million, or 21%, from $274.6 million during the year ended December 31, 2023. The decrease was primarily due to a decrease in merchant energy sales of $151.9 million, which was attributable to lower power prices. This was offset by an increase in energy retail sales of $95.4 million due to higher retail sales resulting from the continued growth of BKV Energy’s retail customer portfolio following the commencement of its retail operations in February 2023.

Derivative gains, net

For the year ended December 31, 2024, our Power segment had net realized and unrealized gains on derivative contracts of $241.6 million, compared to net realized and unrealized gains of $52.0 million for the year ended December 31, 2023. The increase in gains of $189.6 million was primarily attributable to our open derivative positions, which were in an unrealized gain position of $65.7 million as of year ended December 31, 2024, compared to an unrealized loss position of $74.2 million for the year ended December 31, 2023. This change is largely due to decreases in power prices relative to hedged prices and the value of optionality. We also had an increase in realized gains of $33.4 million on our HRCOs during the year ended December 31, 2024, which was primarily due to higher contracted capacity in 2024, compared to 2023, resulting in higher premium income. Premiums received under HRCO agreements are recognized within derivative gains, net as realized settlements. These increases were also due to a $16.3 million increase in net realized gains on our power derivatives driven by lower realized ERCOT market prices relative to contracted prices.

Fuel Commodity Costs

Fuel commodity costs were $118.7 million for the year ended December 31, 2024, which was an increase of $24.4 million, or 26%, from $94.2 million for the year ended December 31, 2023. The increase was due to higher natural gas prices and slightly higher fuel consumption compared to the year ended December 31, 2023.

Purchased Power

Purchased power costs for the retail business were $108.3 million for the year ended December 31, 2024, which was an increase of $80.6 million, from $27.8 million for the year ended December 31, 2023. The increase was primarily due to higher retail power purchases resulting from the continued growth of BKV Energy’s retail customer portfolio following the commencement of its retail operations in February 2023.

Taxes Other Than Income

Taxes other than income were $12.8 million for the year ended December 31, 2024, which was an increase of approximately $4.0 million, or 45%, from $8.8 million for the year ended December 31, 2023. The increase was driven by BKV-BPP Power’s property tax reassessment.

Depreciation, Depletion, Amortization, and Accretion

Depreciation, depletion, amortization, and accretion was $38.0 million for the year ended December 31, 2024, which was an increase of approximately $6.2 million, or 20%, from $31.8 million for the year ended December 31, 2023. The increase was primarily attributable to the Temple II plant placed into service for a full year in 2024 following its acquisition by BKV-BPP Power in 2023.

Power Operating and Maintenance

Power operating and maintenance expenses are costs incurred to run the Temple Plants. These expenses were $81.1 million for the year ended December 31, 2024, which was an increase of approximately $24.7 million, or 44%, from $56.4 million for the year ended December 31, 2023. The increase was primarily due to a full year of operations and maintenance of the Temple II plant in 2024.

General and Administrative

General and administrative expenses were $14.5 million for the year ended December 31, 2024, which was a decrease of approximately $13.4 million, from $27.9 million for the year ended December 31, 2023. The decrease was primarily attributable to lower consulting, power marketing, and legal expenses following the start-up of BKV Retail in 2023, which resulted in higher start-up costs during the year ended December 31, 2023. The decreases were partially offset by higher credit loss expense and increased allocations of corporate general and administrative costs.

Other Operating Expenses

Other operating expenses remained consistent year-over-year at $1.8 million for the year ended December 31, 2024, which was an increase of approximately $0.1 million, from $1.7 million for the year ended December 31, 2023.

Other Income Statement Line Items

Marketing Revenues

Our marketing revenues are derived under our marketing agreement with a third party pursuant to which we receive a fixed percentage of all net income realized in the resale of our and other producers’ hydrocarbons. Our marketing revenues increased by approximately $2.0 million to $10.7 million for the year ended December 31, 2024, from $8.7 million for the year ended December 31, 2023. The increase in marketing revenues during the year ended December 31, 2024, was primarily due to colder than normal weather in NEPA for the month of January 2024.

Section 45Q Tax Credits

Our Section 45Q tax credits increased by approximately $13.3 million, to $14.0 million during the year ended December 31, 2024, from $0.7 million during the year ended December 31, 2023. This increase was due to higher volumes of CO2 waste sequestered during the year ended December 31, 2024, which started in the fourth quarter of 2023. Our Section 45Q tax credits relate to CO2 waste sequestration activities associated with our Barnett Zero Project.

General and Administrative

Corporate and Other general and administrative expenses were $36.1 million for the year ended December 31, 2024, which was a decrease of approximately $3.7 million, from $39.8 million for the year ended December 31, 2023. The decrease was primarily attributable to lower consulting, power marketing, and legal expenses following the Company’s transition to a public company. These decreases were largely offset by a lower allocation of corporate general and administrative costs to the Company’s reportable segments.

Other Operating Expenses

Other operating expenses were $6.7 million for the year ended December 31, 2024, which was an increase of $6.5 million, from $0.3 million for the year ended December 31, 2023. The increase in other operating expenses during the year ended December 31, 2024, compared to the same period in 2023, was driven by $5.3 million in CCUS operating expenses associated with operating our first CCUS Class II injection well, Barnett Zero, which came online in November 2023. The increase was also due to increased legal expenses and contingency reserves, each in the amount of $0.6 million.

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

Interest expense. Interest expense was $96.2 million for the year ended December 31, 2024, which was an increase of $0.7 million, from $95.5 million for the year ended December 31, 2023. The increase was primarily attributable to an additional $25.1 million of interest expense related to the Temple Credit Facilities, which were entered into on July 10, 2023. This increase was substantially offset by a $24.4 million reduction in interest expense resulting from lower borrowing rates under the RBL Credit Agreement, entered into on June 11, 2024, and the paydown of outstanding balances under the SCB Credit Facility, the Revolving Credit Agreement, and the Term Loan Credit Agreement, each of which incurred higher interest rates.

Interest expense, related party. Interest expense, related party was $27.5 million for the year ended December 31, 2024, which was a decrease of $4.6 million, from $32.1 million for the year ended December 31, 2023. The decrease was primarily due to a lower outstanding balance on the Temple I Loan Agreements year-over-year.

Interest income. Interest income was $7.3 million for the year ended December 31, 2024, which was an increase of $2.6 million, from $4.7 million for the year ended December 31, 2023. The increase was due to a higher cash balance during the year ended December 31, 2024, compared to the year ended December 31, 2023.

Income tax benefit (expense). For the year ended December 31, 2024, we had an income tax benefit of $42.4 million, which was a change of $72.6 million, from a $30.1 million income tax expense for the year ended December 31, 2023. The year-over-year change was primarily due to a pre-tax loss for the year ended December 31, 2024, compared to a pre-tax income for the year ended December 31, 2023. During the year ended December 31, 2024, we also recognized additional income tax expense due to executive compensation disallowance, which was offset by a tax benefit from the monetization of Section 45Q tax credits associated with the injection of CO2 waste in the Barnett Zero Project, Code Section 45I Marginal Well Credits from marginal production, excess tax benefits relating to the vesting of restricted shares, and by state apportionment changes due to the sale of Chaffee.

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

During the years ended December 31, 2025, 2024, and 2023, cash paid for capital expenditures was $305.1 million, $105.4 million, and $201.5 million, respectively. Our current estimated budget for total accrued capital expenditures in 2026 is approximately $570 million to $740 million on a Company-wide basis. To help fund these capital expenditures, we expect to receive approximately $85 million to $105 million of capital contributions from our joint venture partners in our CCUS and power businesses. Expected contributions from our joint venture partners would bring our 2026 net capital expenditure range to $485 million to $635 million. Capital expenditures for our operated properties are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for natural gas and NGLs, the availability of equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs, and the level of participation by other interest owners. In addition, the development of our power generation business is capital intensive, requiring ongoing investments in land, modular equipment, and turbine generators. We will continue to monitor commodity prices and overall market conditions and can adjust our rig cadence up or down in response to changes in commodity prices and overall market conditions.

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

Capital Resources

Historically, our primary sources of capital and liquidity have consisted of internally generated cash flows from operations, together with loans, capital contributions from our majority stockholder, BNAC, and issuances of equity or debt. We also enter into financial instruments to reduce the impact of commodity and power price volatility and provide a level of certainty and stability around cash flows. We currently believe that our cash flows from operations, cash on hand, borrowings under our RBL Credit Agreement, proceeds from the issuance of the 2025 Equity Offering, and our commodity and power hedges in place will provide sufficient liquidity to fund our operations and our capital expenditures for the remainder of 2026, excluding our CCUS business. If capital expenditures were to exceed such capital sources during the remainder of 2026, we expect to fund such excess capital expenditures through the sale of oil and natural gas producing assets, leasehold interests or mineral interests, and potential issuances of equity or debt, none of which may be available on satisfactory terms, or at all. We expect to fund the majority of our CCUS business from a variety of external sources, including contributions from our joint ventures with the Class B Member and BPPUS, project-based equity partnerships, debt financing, and federal grants, with the remaining capital needs being funded with cash flows from operations.

The following table summarizes our cash flows for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$280,374	$115,410	$260,268
Net cash provided by (used in) investing activities	(576,357)	34,266	(663,107)
Net cash provided by (used in) financing activities	463,258	(314,805)	498,488
Net increase (decrease) in cash, cash equivalents, and restricted cash	$167,275	$(165,129)	$95,649

Cash flows provided by operating activities. Net cash provided by operating activities was $280.4 million for the year ended December 31, 2025, compared to $115.4 million for the year ended December 31, 2024. The increase of $165.0 million was due to a $129.0 million increase in income from operations (excluding non-cash items), resulting from higher natural gas volumes and prices compared to 2024, a $54.1 million decrease in cash paid for interest, a favorable $16.5 million change in working capital, and a decrease in transaction costs of $3.5 million. These increases were offset by $23.5 million of cash received in January 2024 for the sale of call options and $16.2 million of cash paid in February 2025 for the purchase of put options.

Net cash provided by operating activities was $115.4 million for the year ended December 31, 2024, compared to $260.3 million for the year ended December 31, 2023. The decrease of $144.9 million was due to a $173.2 million decrease in income (loss) from operations (excluding non-cash items), resulting from lower natural gas prices compared to 2023, an unfavorable $26.8 million change in working capital, a $13.8 million increase in cash paid for interest, and $3.9 million of transaction costs associated with the sale of Chaffee and certain non-operated upstream assets in Chelsea. These decreases were offset by reduced settlements of contingent liabilities of $45.0 million and cash received from the sale of call options of $23.5 million.

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

Cash flows provided by (used in) investing activities. Net cash used in investing activities was $576.4 million for the year ended December 31, 2025, compared to net cash provided by investing activities of $34.3 million for the year ended December 31, 2024. The $610.6 million increase in net cash outflows was driven by $272.1 million of cash paid for the Bedrock Acquisition and higher capital expenditures, including a $170.2 million increase in Upstream/Midstream capital expenditures, a $24.5 million increase in CCUS capital expenditures, and a $4.6 million increase in Corporate and Other capital expenditures. In addition, investing cash flows for the year ended December 31, 2024 benefited from $132.6 million of proceeds from the sale of Chaffee and certain non-operated upstream assets held by Chelsea, which did not occur in 2025.

Net cash provided by investing activities was $34.3 million for the year ended December 31, 2024, compared to net cash used in investing activities of $663.1 million for the year ended December 31, 2023. The $697.4 million increase in net cash inflows was primarily driven by lower acquisition-related cash outflows, as 2023 included the $480.3 million acquisition of Temple II, a combined-cycle gas and steam turbine power plant located in Temple, Texas. During the year ended December 31, 2024, investing cash flows also benefited from $132.6 million of total proceeds from the sale of Chaffee and certain non-operated upstream assets held by Chelsea and lower capital expenditures, including a $48.7 million decrease in Upstream Midstream segment capital expenditures, a $37.8 million decrease in CCUS-related expenditures, and a $9.4 million decrease in the Power segment capital expenditures. These favorable impacts were partially offset by $8.3 million of insurance proceeds received during the year ended December 31, 2023.

The following table presents our capital expenditures (excluding leasehold costs and acquisitions) on an accrual basis for the years ended December 31, 2025, 2024, and 2023 and reconciles to cash flows used for capital expenditures in the consolidated statements of cash flows.

	Year Ended December 31,
	2025	2024	2023
Total use of cash and cash equivalents for capital expenditures	$(305,119)	$(105,361)	$(201,513)
Decrease (increase) in accrued capital expenditures	(18,204)	(16,850)	23,178
Capital expenditures (accrued)	$(323,323)	$(122,211)	$(178,335)

Cash flows provided by (used in) financing activities. Net cash provided by financing activities was $463.3 million for the year ended December 31, 2025, which consisted of $500.0 million of proceeds from the issuance of the 2030 Senior Notes and $170.6 million of net proceeds from the 2025 Equity Offering (after deducting underwriting discounts and commissions). Financing inflows also included $19.8 million of cash contributions from noncontrolling interest. These inflows were offset by $208.5 million of net debt repayments and $15.9 million of payments on debt issuance costs.

Net cash used in financing activities was $314.8 million for the year ended December 31, 2024, which consisted of $503.0 million of net debt repayments, $53.2 million of payments for taxes related to net share settlement of restricted stock units, $18.3 million for payments of debt issuance costs and debt extinguishment costs, and $6.0 million of other financing costs. These outflows were partially offset by $265.7 million of net proceeds from the issuance of common stock from our IPO (after deducting underwriting discounts and commissions).

Net cash provided by financing activities was $498.5 million for the year ended December 31, 2023, which consisted of $560.0 million of proceeds from the Temple Credit Facilities and $150.0 million of capital contributions from BNAC in exchange for 7,500,000 shares of our common stock. The cash inflows were partially offset by $184.4 million of net debt repayments, $11.1 million of other financing costs $10.0 million of dividends paid to BPPUS, and $3.1 million payment on debt issuance costs.

Working Capital

As of December 31, 2025, we had cash and cash equivalents of $248.4 million and restricted cash of $15.8 million, compared to $81.2 million of cash and cash equivalents and restricted cash of $15.8 million as of December 31, 2024. Our net working capital deficit was $53.2 million as of December 31, 2025, compared to a net working capital deficit of $1.7 million as of December 31, 2024.

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

Interest on the 2030 Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2026. The 2030 Senior Notes are guaranteed on a senior unsecured basis by us and all of BKV Upstream Midstream’s existing restricted subsidiaries and certain future subsidiaries. These guarantees are full, unconditional, joint, and several among the guarantors of the 2030 Senior Notes, subject to certain customary release provisions. The indenture governing the 2030 Senior Notes contains customary events of default, as well as cross-default provisions with other indebtedness of BKV Upstream Midstream and its restricted subsidiaries.

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

Loan Agreements and Credit Facilities

RBL Credit Agreement

On June 11, 2024, BKV Corporation, as a guarantor, and BKV Upstream Midstream, as borrower, entered into the RBL Credit Agreement with Citibank, N.A., as the administrative agent, and the financial institutions party thereto. The RBL Credit Agreement includes a maximum credit commitment of $1.5 billion. On September 22, 2025, with the unanimous consent of the RBL Credit Agreement’s lenders, we amended the RBL Credit Agreement to, among other things, increase the borrowing base by $150.0 million and the elected commitment by $135.0 million upon closing of the Bedrock Acquisition (among other conditions). This amendment constituted a semiannual borrowing base redetermination. As of December 31, 2025, the RBL Credit Agreement had a borrowing base of $1.0 billion, an elected commitment of $800.0 million, and the ability to issue up to $40.0 million in letters of credit.

The loans under the RBL Credit Agreement may be borrowed, repaid, and reborrowed during the term of the RBL Credit Agreement. The RBL Credit Agreement will mature on June 12, 2028. The obligations under the RBL Credit Agreement are secured and guaranteed on a senior secured basis by BKV Upstream Midstream and all of BKV Upstream Midstream’s current and future material restricted subsidiaries. Loans under the RBL Credit Agreement bear interest at one, three, or six-month term SOFR or ABR, as applicable, plus a credit spread adjustment of 0.10% for SOFR borrowings, plus an applicable margin per annum. Interest is payable on the last day of each interest period and at maturity. We are obligated to pay certain fees to the lenders and administrative agent under the RBL Credit Agreement, including commitment fees on the average daily amount of the undrawn portion of the commitments. During the years ended December 31, 2025 and 2024, BKV Upstream Midstream recognized $2.5 million and $0.8 million, respectively, of commitment fees, which are included in interest expense on the consolidated statements of operations. As of March 6, 2026, the filing date of our Original Form 10-K, $110.0 million of revolving borrowings and $15.0 million of letters of credit were outstanding under the RBL Credit Agreement, leaving $675.0 million of available capacity thereunder for future borrowings and letters of credit.

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

The RBL Credit Agreement also includes financial covenants that require BKV Upstream Midstream to maintain:

●	on a quarterly basis, a minimum Current Ratio (as defined in the RBL Credit Agreement) of no less than 1.00 to 1.00; and
●	on a quarterly basis, a Net Leverage Ratio (as defined in the RBL Credit Agreement) of no greater than 3.25 to 1.00.

The RBL Credit Agreement includes customary equity cure rights that will enable BKV Upstream Midstream to cure certain breaches of the minimum current ratio covenant or the maximum net leverage ratio covenant (subject to certain limitations in the RBL

Credit Agreement). As of December 31, 2025, BKV Upstream Midstream was in compliance with such covenants in the RBL Credit Agreement.

The RBL Credit Agreement generally includes customary events of default for a reserve-based credit facility, some of which allow for an opportunity to cure. If an event of default relating to bankruptcy or other insolvency events occurs, the revolving loans will immediately become due and payable; if any other event of default exists, the administrative agent or the requisite lenders will be permitted to accelerate the maturity of the revolving loans. The RBL Credit Agreement is secured by substantially all of BKV Upstream Midstream’s assets and those of the guarantors, and upon an event of default the agent under the RBL Credit Agreement could commence foreclosure proceedings.

Financing costs related to the RBL Credit Agreement are deferred and capitalized as debt issuance costs and are included within other assets on the consolidated balance sheets. As of December 31, 2025 and 2024, unamortized debt issuance costs were $6.9 million in each period.

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

BKV-BPP Power’s payment obligations under the Temple I Loan Agreements are senior unsecured indebtedness. The Temple I Loan Agreements bear interest at 6-month SOFR plus 5.25% per annum. Interest on the loans is payable on a semi-annual basis, and the loans will mature on November 1, 2026. BKV-BPP Power is permitted to prepay the loans at any time, with no prepayment premium. The Temple I Loan Agreements include covenants that, among other things, prohibit BKV-BPP Power from merging, incurring liens or incurring any additional indebtedness or guarantees. The Temple I Loan Agreements include financial covenants that require BKV-BPP Power to maintain a minimum net worth (as defined in the Temple I Loan Agreements, but generally meaning total assets minus total liabilities). In the $141 Million Banpu Loan Agreement, the minimum net worth requirement is $120.0 million and in the $141 Million BPPUS Loan Agreement, the minimum net worth requirement is $40.0 million. Under the Temple I Loan Agreements, BNAC and BPPUS have no recourse to BKV Corporation with respect to any amounts owed to them thereunder and BKV Corporation is not liable in any manner (and is not required to provide security) for any obligations owed to BNAC or BPPUS thereunder. As of December 31, 2025 and 2024, the outstanding principal balance of the Temple I Loan Agreements for each affiliate was $95.5 million and $105.0 million, respectively.

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

As of December 31, 2025 and 2024, the weighted average effective interest rate on the outstanding balances under the RBL Credit Agreement, the Temple I Loan Agreements, and the Temple Credit Facilities was 8.86% and 8.79%, respectively.

BKV-BPP Power and BKV-BPP Cotton Cove Joint Ventures

Under the terms of the BKV-BPP Power LLC Agreement and BKV-BPP Cotton Cove LLC Agreement, as applicable, we do not have the ability to unilaterally cause BKV-BPP Power or BKV-BPP Cotton Cove to make distributions. During the years ended December 31, 2025 and 2024, no distributions were made by BKV-BPP Power or BKV-BPP Cotton Cove. During the year ended December 31, 2023, BKV-BPP Power made a distribution of $10.0 million each to us and BPPUS. In addition, we may be required to make additional capital contributions to one or both joint ventures to fund items approved in their respective annual budgets or other matters approved by their respective boards. Such additional capital contributions, which are not subject to any limit on the potential amount required, would reduce the amount of cash otherwise available to us. However, following the closing of the BKV-BPP Power Joint Venture Transaction on January 30, 2026, any additional capital contributions to BKV-BPP Power must be approved by a majority of BKV-BPP Power’s twelve member board of managers, nine of whom are appointed by us and three of whom are appointed by BPPUS. Similarly, any additional capital contributions to BKV-BPP Cotton Cove must receive the unanimous approval of the BKV-BPP Cotton Cove Joint Venture’s six-member board of managers, four of whom are appointed by us and two of whom are appointed by BPPUS.

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

On January 30, 2026, we completed the BKV-BPP Power Joint Venture Transaction for aggregate consideration consisting of $115.1 million in cash and 5,315,390 shares of our common stock. We funded the cash consideration with a combination of cash on hand and the net proceeds from the 2025 Equity Offering. For additional information, see Note 13 - Stockholders’ Equity and Mezzanine Equity.

Internal Controls and Procedures

As an accelerated filer, we are required to comply with the SEC’s rules implementing Section 404(a) of the Sarbanes-Oxley Act of 2002. Accordingly, management is required to assess, and report on the effectiveness of our internal control over financial reporting as of the end of each fiscal year, beginning with the Original Form 10-K. In addition, we are required to disclose any change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that could give rise to material off-balance sheet arrangements. As of December 31, 2025, our material off-balance sheet arrangements and transactions included transportation commitments of $259.4 million and letters of credit of $15.0 million against the RBL Credit Agreement. For further information regarding these arrangements, see Note 16 - Commitments and Contingencies to our consolidated financial statements and under “—Liquidity and Capital Resources — Loan Agreements and Credit Facilities — RBL Credit Agreement.”

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

We consider the BKV-CIP Joint Venture and BKV-BPP Cotton Cove Joint Venture to each be a variable interest entity (“VIE”) of BKV in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, as BKV is deemed to be the primary beneficiary of these joint ventures. Generally, a VIE is an entity with at least one of the following conditions: (i) the total equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support, or (ii) the holders of the equity investment at risk, as a group, lack the characteristics of having a controlling financial interest. The primary beneficiary of a VIE is an entity that has a variable interest or a combination of variable interests that provide such entity with a controlling financial interest in the VIE. An entity is deemed to have a controlling financial interest in a VIE if it has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

In exchange for cash contributions received from the Class B Member to the BKV-CIP Joint Venture, the BKV-CIP Joint Venture has issued 1,791,155 Class B Units (the “Class B Units”) at $10.00 per unit as of December 31, 2025. We determined that the Class B Units should be classified as noncontrolling interest within mezzanine equity on the Company’s consolidated balance sheets. The Class B Units are not mandatorily redeemable or currently redeemable, but become exercisable with the passage of time, which is on the second anniversary of the BKV-CIP JV Agreement, or May 8, 2027. Prior to the second anniversary, we determined that there is an embedded put option in the Class B Units, which does not meet the derivative accounting criteria, and is not within the control of the Company. Therefore, the shares of the Class B Units have been classified as noncontrolling interest within mezzanine equity on our consolidated balance sheets. The redemption value of the Class B Units is based on a 1.65x multiple of invested capital, reduced by cumulative distributions made to the Class B Member. The contributions from the Class B Member are accreted to the redemption value over a period from issuance to the earliest redemption date (using the effective interest method) with the accretion accounted for as a dividend paid to the Class B Member.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8 of Part II, Financial Statements and Supplementary Data for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, including as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, for so long as we qualify as an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. We elected to take advantage of certain of the reduced disclosure obligations in the Original Form 10-K and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different from other public reporting companies.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity and Energy Price Risk and Hedging Activities

As of December 31, 2025, we did not enter into any trading market risk sensitive instruments, and our market risk sensitive instruments consisted entirely of non-trading instruments entered into for risk management purposes related to our Upstream/Midstream segment’s natural gas and NGL production, and our Power segment, including power generation and retail power operations. Pricing for our natural gas, NGL, and power generation operations is primarily driven by prevailing regional market prices. Pricing for natural gas, NGLs and power has historically been volatile and unpredictable, and we expect this volatility to continue in the future. The prices we receive for the sale of our natural gas and NGL production, and that we pay for fuel and receive for sales of power in connection with our power generation business, each depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price.

To mitigate some of the potential negative impact on our cash flows caused by changes in commodity and power prices, we enter into financial derivative instruments for a portion of our natural gas and NGL production, as well as a portion of the forecasted purchases and sales of fuel and power by our power business when management believes that favorable future prices can be secured.

Our financial hedging activities are intended to support natural gas, NGL, and power prices at targeted levels and to manage our exposure to natural gas, NGL and power price fluctuations. These contracts may include commodity price swaps, whereby we will receive a fixed price and pay a variable market price to the contract counterparty, producer collars that set a floor and ceiling price for the hedged production, or basis differential swaps. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. The derivative contracts outstanding as of December 31, 2025 consisted of commodity swaps, basis swaps, put and call options, producer collar agreements, fixed-price natural gas forwards, fixed price power forwards, and HRCOs, subject to master netting agreements with each individual counterparty.

These derivative contracts cover portions of our projected positions through 2028. Our commodity hedge position as of December 31, 2025 is summarized in Note 7 - Derivative Instruments to our consolidated financial statements.

We may enter into single hedge transactions with settlements up to 48 months. The aggregate notional volumes of these executed hedge instruments may not exceed certain limits without board of director approval of our forecasted production volumes. For the year ended December 31, 2025, a hypothetical increase of $0.10 per Mcf in NYMEX would have resulted in a $13.1 million decrease in natural gas hedge revenues, while a hypothetical decrease of $0.10 per Mcf in NYMEX would have resulted in a $13.2 million increase in natural gas hedge revenues. For the year ended December 31, 2025, a hypothetical increase or decrease of $1.00 per Bbl of NGL purity product price would have resulted in a $5.6 million decrease or increase in NGL hedge revenues, respectively.

Additionally, to reduce our exposure to fluctuations in the market price of power and natural gas, we enter into financially settled HRCOs, which are contracts for the financial purchase and sale of power based on a floating price of natural gas at a predetermined location using a predetermined conversion factor, or heat rate, required to convert natural gas into power. We are exposed to basis risk in our operations when our derivative contracts are financially settled while physical power is delivered at different pricing locations or under different terms. For example, when we enter into an HRCO, we hedge our power production at an agreed price, but physical power must be delivered into the market it serves, which may result in pricing differences. Accordingly, we are exposed to basis risk between the hub price specified in the HRCO and the price received for power sales. These HRCOs are entered into to economically hedge power price and fuel cost exposures rather than for trading purposes. We attempt to hedge basis risk where possible, but hedging instruments are sometimes not economically feasible or available in the quantities that it requires. Our hedging activities do not provide us with protection for all of our basis risk and could result in economic losses and liabilities, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Additionally, by using derivative instruments to economically hedge exposure to changes in power prices, we could limit the benefit we would receive from increases in the power prices, which could have an adverse effect on our financial condition. Moreover, in the event we are not able to satisfy our obligations under the HRCO, we must purchase power at prevailing market prices to satisfy the HRCO. Likewise, increases in power pricing could limit the benefit we receive under HRCOs and may result in losses. Either such event could have a material adverse effect on our business, financial condition, results of operations, and cash flows. During the year ended December 31, 2025, a hypothetical increase or decrease of $0.10 per MMBtu in Houston Ship Channel (HSC) natural gas daily prices would have resulted in a $0.7 million increase or decrease in Power segment hedge revenues, respectively.

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

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are only impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of December 31, 2025, the estimated fair value of our commodity derivative instruments was a net asset of $76.1 million, comprised of current and noncurrent assets and current and noncurrent liabilities.

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

Interest Rate Risks

As of December 31, 2025, our primary exposure to interest rate risk was due to the balances on our Temple I Loan Agreements, the Temple Credit Facilities, and our RBL Credit Agreement, which have floating interest rates. Changes in interest rates do not affect the amount of interest we pay on our fixed-rate 2030 Senior Notes, but can affect their fair values. For more information on our 2030 Senior Notes, see Note 4 - Debt and Note 6 - Fair Value Measurements to our consolidated financial statements. As of December 31, 2025, there were $191.0 million and $461.9 million of outstanding borrowings under the Temple I Loan Agreements and the Temple Credit Facilities, respectively, and we had no outstanding borrowings under our RBL Credit Agreement. The average annualized interest rate incurred on our outstanding variable rate borrowings during the year ended December 31, 2025, was approximately 8.18%. We estimate that a 1.0% increase in the applicable average interest rates during the year ended December 31, 2025 would have resulted in an increase of $8.7 million in interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BKV Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BKV Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of equity and mezzanine equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 6, 2026, except for the effects of an acquisition of a business between entities under common control and the change in the reportable segments discussed in Notes 1 and 19 to the consolidated financial statements, respectively, as to which the date is August 19, 2026

We have served as the Company’s auditor since 2020.

BKV Corporation

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$248,427	$81,223
Restricted cash	15,846	15,775
Accounts receivable, net	129,077	71,680
Accounts receivable, related parties	11,196	14,877
Prepaid expenses	14,720	15,694
Inventory	20,039	20,130
Commodity derivative assets, current	63,900	8,884
Other current assets	8,150	6,718
Total current assets	511,355	234,981
Natural gas properties and equipment
Developed properties	2,965,638	2,315,167
Undeveloped properties	13,182	10,757
Midstream assets	277,974	276,644
Accumulated depreciation, depletion, and amortization	(849,464)	(714,287)
Total natural gas properties, net	2,407,330	1,888,281
Other property, plant, and equipment, net	944,412	936,797
Deposits	14,247	7,037
Goodwill	18,417	18,417
Commodity derivative assets	26,432	—
Other noncurrent assets	17,064	13,264
Total assets	$3,939,257	$3,098,777

Liabilities, mezzanine equity, and equity
Current liabilities
Accounts payable and accrued liabilities	$229,487	$162,524
Contingent consideration payable	—	20,000
Commodity derivative liabilities, current	8,469	40,093
Income taxes payable to related party	810	1,438
Payable to BPPUS for the BKV-BPP Power Joint Venture Transaction	115,136	—
Current portion of Temple I Loan Agreements	191,000	—
Current portion of long-term debt, net	9,387	9,387
Other current liabilities	10,302	3,263
Total current liabilities	564,591	236,705
Asset retirement obligations	230,372	198,795
Commodity derivative liabilities	5,767	47,586
Payable to BPPUS for the BKV-BPP Power Joint Venture Transaction	—	115,136
Deferred tax liability, net	128,839	92,750
Noncurrent portion of Temple I Loan Agreements	—	210,000
Long-term debt, net	937,724	639,816
Other noncurrent liabilities	5,223	5,469
Total liabilities	1,872,516	1,546,257
Commitments and contingencies (Note 16)
Mezzanine equity
Noncontrolling interest	12,951	—
Stockholders' equity
Common stock, $0.01 par value; 500,000 authorized shares; 96,872 and 84,600 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1,635	1,512
Treasury stock, shares at cost; 214 shares as of December 31, 2025 and 2024	(6,663)	(6,663)
Additional paid-in capital	1,681,785	1,374,525
Retained earnings	309,051	131,317
Total stockholders' equity	1,985,808	1,500,691
Noncontrolling interest	67,982	51,829
Total equity	2,053,790	1,552,520
Total liabilities, mezzanine equity, and equity	$3,939,257	$3,098,777

The accompanying notes are an integral part of these consolidated financial statements.

BKV Corporation

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues and other operating income
Natural gas, NGL, and oil sales	$857,597	$557,570	$706,151
Midstream revenues	10,456	12,560	16,168
Power revenues	248,752	218,268	274,623
Derivative gains, net	379,869	207,460	290,724
Marketing revenues	12,304	10,668	8,710
Gain on sale of business	—	7,080	—
Gains (losses) on sales of assets, net	(1,805)	3,523	2,207
Section 45Q tax credits	11,752	14,021	701
Other	11,664	6,631	3,957
Total revenues and other operating income	1,530,589	1,037,781	1,303,241
Operating expenses
Lease operating and workover	152,873	136,991	150,647
Fuel commodity costs	180,364	118,662	94,213
Purchased power	113,968	108,327	27,769
Taxes other than income	66,407	47,852	81,117
Gathering and transportation	250,849	222,391	248,990
Depreciation, depletion, amortization, and accretion	195,737	255,500	255,122
Power operating and maintenance	78,435	81,071	56,365
General and administrative	131,572	110,031	133,574
Other operating expenses	56,674	21,194	14,296
Total operating expenses	1,226,879	1,102,019	1,062,093
Income (loss) from operations	303,710	(64,238)	241,148
Other income (expense)
Gains on contingent consideration liabilities	—	9,676	38,375
Interest expense	(72,316)	(96,221)	(95,472)
Interest expense, related parties	(19,669)	(27,496)	(32,072)
Interest income	4,109	7,348	4,724
Loss on early extinguishment of debt	—	(13,877)	—
Other income	9,335	8,995	5,443
Income (loss) before income taxes	225,169	(175,813)	162,146
Income tax benefit (expense)	(36,853)	42,433	(30,123)
Net income (loss)	188,316	(133,380)	132,023
Less: net income attributable to noncontrolling interest	9,160	5,271	8,467
Net income (loss) attributable to BKV	$179,156	$(138,651)	$123,556

Net income (loss) per common share attributable to BKV:
Basic	$2.05	$(1.94)	$2.03
Diluted	$2.05	$(1.94)	$1.92

Weighted average number of common shares outstanding:
Basic	86,581	71,288	60,730
Diluted	86,823	71,288	64,380

The accompanying notes are an integral part of these consolidated financial statements.

BKV Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$188,316	$(133,380)	$132,023
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	197,225	255,859	256,179
Equity-based compensation expense	12,845	16,316	25,756
Deferred income tax expense (benefit)	37,857	(43,639)	34,292
Unrealized (gains) losses on derivatives, net	(117,974)	82,617	(74,947)
Gains on contingent consideration liabilities	—	(9,676)	(38,375)
Settlement of contingent consideration	(20,000)	(20,000)	(65,000)
Payments for the purchase of put options	(16,206)	—	—
Proceeds from the sale of call options	—	23,502	—
Write-off of capitalized software costs	5,643	—	—
Gain on sale of business	—	(7,080)	—
(Gains) losses on sale of assets, net	1,805	(3,523)	(2,048)
Transaction costs from sale of business	—	(3,461)	—
Loss on early extinguishment of debt	—	13,877	—
Other, net	8,256	(789)	4,042
Changes in operating assets and liabilities:
Accounts receivable, net	(46,829)	(12,956)	86,120
Accounts receivable, related party	3,812	(14,812)	(143)
Accounts payable and accrued liabilities	28,256	(27,883)	(90,902)
Other changes in operating assets and liabilities	(2,632)	438	(6,729)
Net cash provided by operating activities	280,374	115,410	260,268
Cash flows from investing activities:
Asset acquisition	(272,096)	—	(480,261)
Cash acquired in consolidation of BKV-BPP Cotton Cove	2,077	—	—
Capital expenditures	(305,119)	(105,361)	(201,513)
Proceeds from sale of business	—	132,571	—
Proceeds from sales of assets	6,876	5,060	3,312
Proceeds from insurance claim	—	2,645	8,344
Other investing activities, net	(8,095)	(649)	7,011
Net cash provided by (used in) investing activities	(576,357)	34,266	(663,107)
Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	265,661	—
Proceeds from issuance of common stock, net of underwriting discounts and commissions	170,635	—	150,005
Proceeds on long-term debt	500,000	—	—
Payment of debt issuance costs	(15,869)	(8,054)	(3,065)
Proceeds under Temple Revolving Facility	—	—	60,000
Payments under Temple Term Loan Facility	—	—	500,000
Payments on Temple Term Loan Facility	(24,482)	(10,000)	(63,635)
Payments on Temple I Loan Agreements	(19,000)	—	(43,800)
Proceeds under RBL Credit Agreement	577,000	580,000	—
Payments on RBL Credit Agreement	(742,000)	(415,000)	—
Payment on term loan agreement	—	(456,000)	(114,000)
Payments on notes payable to related party	—	(75,000)	—
Proceeds on Power Plant Loan	—	—	10,000
Payment on Power Plant Loan	—	—	(10,000)
Proceeds from draws on credit facilities	—	44,000	375,500
Payments on credit facilities	—	(171,000)	(338,500)
Payments of deferred offering costs	—	(3,879)	(2,901)
Debt extinguishment costs	—	(10,213)	—
Distributions to noncontrolling interest	—	—	(10,000)
Net share settlements, equity-based compensation	(1,619)	(53,239)	(2,961)
Cash distributions to noncontrolling interest	(1,225)	—	—
Cash contributions from noncontrolling interest	19,818	—	—
Other financing activities	—	(2,081)	(8,155)
Net cash provided by (used in) financing activities	463,258	(314,805)	498,488
Net increase (decrease) in cash, cash equivalents, and restricted cash	167,275	(165,129)	95,649
Cash, cash equivalents, and restricted cash, beginning of period	96,998	262,127	166,478
Cash, cash equivalents, and restricted cash, end of period	$264,273	$96,998	$262,127

The accompanying notes are an integral part of these consolidated financial statements.

BKV Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
Supplemental cash flow information:	2025	2024	2023
Cash payments for:
Interest	$59,451	$94,492	$94,069
Interest, related parties	$20,140	$39,270	$25,912
Income tax	$232	$6	$1,545
Non-cash investing and financing activities:
Equity issued as consideration for acquisition	$124,254	$—	$—
Conversion of mezzanine equity to common stock upon initial public offering	$—	$42,995	$—
Conversion of equity-based compensation to common stock upon initial public offering	$—	$74,993	$—
Income tax deconsolidation	$1,768	$10,469	$—
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$—	$11,649	$—
Increase (decrease) in accrued capital expenditures	$18,204	$16,850	$(23,178)
Additions to asset retirement obligations	$226	$42	$89
Lease liabilities arising from obtaining right-of-use assets	$23	$494	$3,061
Increase (decrease) in accrued equity transaction costs	$501	$(341)	$(604)
Adjustment of minority ownership puttable shares to redemption value	$—	$16,989	$2,722
Adjustment of equity-based compensation to redemption value	$—	$9,310	$15,602
Impact of redemption of shares issued in settlement of equity-based compensation and other on additional paid-in capital, common stock, and treasury stock	$—	$2,081	$781
Accretion of Class B Units to redemption value	$1,422	$—	$—
Distributions payable to noncontrolling interest	$6,870	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BKV Corporation

Consolidated Statements of Equity and Mezzanine Equity

(in thousands)

	Equity								Mezzanine Equity
					Additional						Equity-		Total
					Paid-In	Retained	Noncontrolling	Total			based	Noncontrolling	Mezzanine
	Common Stock		Treasury		Capital	Earnings	Interest	Equity	Common Stock		Compensation	Interest	Equity
	Shares	Amount	Shares	Amount					Shares	Amount
Balance, December 31, 2022	56,373	$1,132	193	$(3,974)	$823,288	$146,412	$48,091	$1,014,949	2,290	$62,712	$89,171	$—	$151,883
Net income	—	—	—	—	—	123,556	8,467	132,023	—	—	—	—	—
Redemption of common stock issued upon vesting of equity-based compensation	—	1	20	(604)	736	—	—	133	(21)	(2)	(602)	—	(604)
Common stock issued upon vesting of RSUs, net of shares withheld for income taxes	—	—	—	—	—	—	—	—	134	—	(2,961)	—	(2,961)
Adjustment of minority ownership puttable shares to redemption value	—	—	—	—	2,722	—	—	2,722	—	(2,722)	—	—	(2,722)
Adjustment of equity-based compensation to redemption value	—	—	—	—	(15,602)	—	—	(15,602)	—	—	15,602	—	15,602
Issuance of common stock	7,500	150	—	—	149,855	—	—	150,005	—	—	—	—	—
Shares repurchased with reverse stock split	—	—	—	(4)	—	—	—	(4)	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(10,000)	(10,000)	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	25,756	—	25,756
Balance, December 31, 2023	63,873	$1,283	213	$(4,582)	$960,999	$269,968	$46,558	$1,274,226	2,403	$59,988	$126,966	$—	$186,954
Net loss	—	—	—	—	—	(138,651)	5,271	(133,380)	—	—	—	—	—
Adjustment of minority ownership puttable shares to redemption value	—	—	—	—	16,989	—	—	16,989	—	(16,989)	—	—	(16,989)
Adjustment of equity-based compensation to redemption value	—	—	—	—	9,310	—	—	9,310	—	—	(9,310)	—	(9,310)
Redemption of common stock issued upon vesting of equity-based compensation	—	1	—	(2,077)	2,076	—	—	—	(73)	—	(2,077)	—	(2,077)
Common stock issued upon vesting of RSUs, net of shares withheld for income taxes	—	—	—	—	—	—	—	—	2,696	—	(53,239)	—	(53,239)
Redemption of common stock issued from employee stock purchase plan	—	—	1	(4)	4	—	—	—	—	(4)	—	—	(4)
Issuance of common stock upon initial public offering, net of offering costs	15,701	157	—	—	253,099	—	—	253,256	—	—	—	—	—
Mezzanine equity conversion	5,026	71	—	—	117,917	—	—	117,988	(5,026)	(42,995)	(74,993)	—	(117,988)
Income tax deconsolidation	—	—	—	—	10,469	—	—	10,469	—	—	—	—	—
Equity-based compensation	—	—	—	—	3,663	—	—	3,663	—	—	12,653	—	12,653
Balance, December 31, 2024	84,600	$1,512	214	$(6,663)	$1,374,526	$131,317	$51,829	$1,552,521	—	$—	$—	$—	$—
Net income	—	—	—	—	—	179,156	7,448	186,604	—	—	—	1,712	1,712
Contributions from noncontrolling interest	—	—	—	—	—	—	8,803	8,803	—	—	—	17,912	17,912
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(1,225)	(1,225)
Changes due to consolidation of BKV-BPP Cotton Cove	—	—	—	—	—	—	(98)	(98)	—	—	—	—	—
Accretion of Class B Units to redemption value	—	—	—	—	—	(1,422)	—	(1,422)	—	—	—	1,422	1,422
Distribution declared to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(6,870)	(6,870)
Issuance of common stock, net	12,134	121	—	—	294,267	—	—	294,388	—	—	—	—	—
Common stock issued upon vesting of RSUs, net of shares withheld for income taxes	138	2	—	—	(1,621)	—	—	(1,619)	—	—	—	—	—
Income tax deconsolidation	—	—	—	—	1,768		—	1,768	—	—	—	—	—
Equity-based compensation	—	—	—	—	12,845	—	—	12,845	—	—	—	—	—
Balance, December 31, 2025	96,872	$1,635	214	$(6,663)	$1,681,785	$309,051	$67,982	$2,053,790	—	$—	$—	$12,951	$12,951

The accompanying notes are an integral part of these consolidated financial statement.

BKV Corporation

Notes to the Consolidated Financial Statements

Note 1 - Business and Basis of Presentation

Business

BKV Corporation (“BKV Corp”) was formed on May 1, 2020 and is a corporation registered with the State of Delaware. BKV Corp is a growth-driven energy company focused on creating value for its shareholders through organic development of its properties, as well as accretive acquisitions. BKV Corp’s core businesses are the production of natural gas and the generation of natural gas-fired power from our owned and operated assets.

The majority shareholder of BKV Corp is BNAC. BKV Corp’s ultimate parent company is Banpu Public Company Limited (“Banpu”), a public company listed in the Stock Exchange of Thailand. As of March 6, 2026, Banpu, the ultimate parent company of BNAC and BPPUS, indirectly owned an aggregate 67.1% of BKV Corp’s shares. The remaining 32.9% of shares of common stock of BKV Corp were owned by non-controlling members of management, members of the board of directors, and employee and non-employee shareholders.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and include the accounts for BKV Corp’s wholly-owned subsidiaries and majority-owned subsidiaries in which BKV Corp has a controlling interest.

BKV-BPP Power, a Delaware limited liability company, was formed on July 30, 2021 to own and operate combined-cycle natural gas-fired power generation facilities and a retail electricity marketing business in Temple, Texas. BKV-BPP Power is a joint venture owned by BKV Corp and BPPUS. Following the closing of the BKV-BPP Power Joint Venture Transaction on January 30, 2026, the BKV-BPP Power Joint Venture is owned 75% by BKV and 25% by BPPUS. Because the BKV-BPP Power Joint Venture Transaction represented an acquisition of a business between entities under common control, the Company has retrospectively recast certain financial information and related disclosures included herein to include the historical results of the BKV-BPP Power Joint Venture for all periods beginning on July 30, 2021, which was the formation of the BKV-BPP Power Joint Venture when the Company and BKV-BPP Power first came under common control. See Note 3 - Acquisition and Dispositions for further discussion. The Company is also considered the primary beneficiary of BKV-BPP Power and consolidated BKV-BPP Power’s financial results in accordance with ASC 810, Consolidation. See Note 14 - Investments for further discussion. This also caused the Company’s reportable segments to change from one reportable segment and one operating segment to two reportable segments, consisting of Upstream/Midstream and Power and one operating segment, consisting of Corporate and Other, which is an “All Other” category that includes the CCUS business. See Note 19 - Reportable Segments for further discussion.

BKV-BPP Power and its direct and indirect wholly-owned subsidiaries, Temple Generation I, Temple Intermediate Holdings II, Temple Generation II, BKV-BPP Retail, and BKV-BPP Ponder Solar, own the power generation and related assets and retail energy business that comprise the Company’s Power segment.

BKV Upstream Midstream, a limited liability company, was formed on May 21, 2024 and is registered in the state of Delaware. This entity is a wholly-owned subsidiary of BKV Corp. Since its formation, all of the midstream and upstream entities of BKV Corp are wholly-owned subsidiaries of BKV Upstream Midstream. BKV Upstream Midstream and its wholly-owned subsidiaries, BKV Operating, LLC, BKV Barnett, LLC, BKV Chelsea, LLC (“Chelsea”), BKV Midstream, LLC, BKV North Texas, LLC, and Kalnin Ventures, LLC comprise the Company’s Upstream/Midstream segment.

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

Equity Offering

On December 3, 2025, the Company completed its public offering of 6,900,000 shares of common stock for net proceeds of $170.1 million, which were used, together with cash on hand, for the payment of the cash consideration of the purchase price in connection with BKV’s acquisition of a controlling interest in BKV-BPP Power LLC and related expenses. See Note 13 - Stockholders’ Equity and Mezzanine Equity and Note 14 - Investments for further detail.

Deferred Offering Costs

The Company capitalized legal and other third party fees directly related to the Company’s IPO on the consolidated balance sheets, and on September 27, 2024, the Company recognized these costs as a reduction to the proceeds received from the IPO in the amount of $11.6 million.

Liquidity

As of December 31, 2025, the Company held $248.4 million of cash and cash equivalents. The Company’s working capital deficit as of December 31, 2025 was $53.2 million, and for the year ended December 31, 2025, cash flows provided by operating activities was $280.4 million. The Company intends to make the payments related to its debt and investments in capital expenditures with cash flows from operations. During the year ended December 31, 2025, the Company purchased put options with several counterparties and paid a premium of $16.2 million. For further discussion on derivative transactions, see Note 7 - Derivative Instruments.

On September 26, 2025, BKV Upstream Midstream issued in a private placement $500.0 million of 7.50% senior unsecured notes due October 15, 2030 (the “2030 Senior Notes”). The 2030 Senior Notes were issued at par and resulted in proceeds of $490.0 million, after deducting underwriters’ discounts and commissions. The proceeds were used to repay a portion of the RBL Credit Agreement and fund a portion of the purchase price of the Bedrock Acquisition, with the remainder of the purchase price being funded with shares of BKV’s common stock. See Note 4 - Debt for further discussion on the RBL Credit Agreement and these transactions.

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

The value of the purchase price may be finalized up to a maximum of one year from acquisition date.

The acquirer shall recognize goodwill at the acquisition date, being the excess of:

●	The consideration transferred, the amount of non-controlling interests and, in business combinations achieved in stages, the fair value at acquisition date of the investment previously held in the acquired company and
●	Over fair value at acquisition date of acquired identifiable assets and assumed liabilities.

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

Restricted Cash

As of December 31, 2025, 2024, and 2023, restricted cash included amounts to fund the debt service reserve account, or the quarterly portion due on the Temple Term Loan Facility (as defined below) plus accrued interest and cash collateral held in connection with certain retail customers. As of December 31, 2023, restricted cash also included amounts to fund the debt service reserve account, which equaled the current portion of the Term Loan Credit Agreement plus accrued interest to comply with the Company’s financial covenant under the Term Loan Credit Agreement. The Term Loan Credit Agreement was repaid during the year ended December 31, 2024, eliminating the debt service reserve requirement on the Term Loan Credit Agreement. The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts shown on the consolidated statements of cash flows:

	December 31,
(in thousands)	2025	2024	2023
Cash and cash equivalents	$248,427	$81,223	$105,012
Restricted cash	15,846	15,775	157,115
Cash, cash equivalents, and restricted cash	$264,273	$96,998	$262,127

Inventory

Inventory primarily consists of materials and supplies and is stated at the lower of cost or net realizable value. The cost of inventories is based upon the average cost method.

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

Other Property, Plant, and Equipment

Other property, plant, and equipment is stated at cost, net of accumulated depreciation. Cost includes the purchase price and, where relevant, any costs directly attributable to bringing the asset to the location and condition necessary. When significant costs are incurred subsequent to the purchase of the asset that extends the life of the asset, such costs are included in the cost of the applicable asset and depreciated over their respective useful lives. All other subsequent costs are recognized in the consolidated statements of operations as either lease operating and workover expense or general and administrative expense.

Realization of the carrying value of other property, plant, and equipment is reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Fair value of other property, plant, and equipment is determined using the market approach. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. There were no material impairments recognized during the years ended December 31, 2025, 2024, and 2023.

Depreciation and amortization expense is included within depreciation, depletion, amortization, and accretion on the consolidated statements of operations. Following is a listing of useful lives for other property, plant, and equipment:

Useful Life
Buildings	39 years
Plant facility	15 to 30 years
Carbon capture, utilization, and sequestration	12 years
Furniture, fixtures, equipment, vehicles, and other	5 to 15 years
Computer hardware and software	3 to 5 years
Leasehold improvements	7 to 10 years

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

Leases

The Company recognizes a right-of-use (“ROU”) asset and corresponding lease liability on the consolidated balance sheets for all leases with terms longer than 12-months. The Company determines if an arrangement is a lease at inception of the arrangement and if such lease will be classified as an operating lease or a finance lease. As of December 31, 2025 and 2024, all of the Company’s leases are accounted for as operating leases. For the years ended December 31, 2025, 2024, and 2023, total lease expense for the Company was $2.5 million, $1.3 million, and $1.7 million, respectively. These expenses are included in depreciation, amortization, depletion, and accretion, and lease operating and workover in the consolidated statements of operations. The Company makes use of the practical expedient that permits combining lease and non-lease components.

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

Revenue Recognition

The Company recognizes revenue for the transfer of goods or services equal to the amount of consideration that it expects to be entitled to receive for those goods or services. The Company derives the majority of revenues from natural gas, NGL, and oil sales contracts. The contracts specify each party’s rights regarding the goods or services to be transferred and contain commercial substance as they impact the Company’s consolidated financial statements. A high percentage of associated receivables balance is current, and the Company has not historically entered into contracts with counterparties that pose a credit risk without requiring adequate economic protection to ensure collection. The Company determines revenue recognition through the following five step model:

●	Identification of the contract(s) with a customer
●	Identification of the performance obligation(s) in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligation(s) in the contract
●	Recognition of revenue when or as performance obligation(s) are satisfied

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

Typically, the Company’s natural gas, NGL, and oil sales contracts define the price as a formula based on the average market price, as specified on set dates each month, for the specific commodity during the month of delivery. Given the industry practice to invoice customers the month following the month of delivery and the Company’s payment terms, which are typically within two months of control transfer, no significant financing component is included within the contracts.

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

Power Revenues

Revenues consist of power generated out of the Temple Plants and sold to a third party at either market or negotiated contract terms. Revenue is based on an agreed upon amount which is equal to the quantity sold and the market index price as determined by ERCOT for the applicable period. Revenue is recognized once the performance obligation has been satisfied and control of the commodity has transferred to the customer at its agreed upon delivery location. It is then financially settled in the subsequent month. Physical transactions, or the sale of generated electricity to meet supply and demand to ERCOT, are recorded net of any physical power purchased.

BKV-BPP Retail also sells electricity to end user customers in the state of Texas. The Company considers the delivery of electricity to each customer a separate performance obligation that is satisfied upon delivery. The Company recognizes revenue that corresponds to the price of electricity delivered to the customer. The usage is determined by the customers’ meter readings which occurs systematically throughout the month, and at the end of the month, the delivered usage is billed and recognized in revenues. Based on the last metered reading for the month, the Company estimates and accrues for any usage that hasn’t been billed in unbilled revenues, which were $0.5 million, $5.1 million, and $3.0 million, for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Derivative Financial Instruments

The Company enters into commodity derivative instruments to reduce the effect of price volatility on a portion of the Company’s future natural gas and NGL production and power generation. These activities may prevent the Company from realizing the full benefits of price increases above the levels of the derivative instruments on a portion of its future natural gas and NGL production and power generation. The commodity derivative instruments are measured and recorded at fair value and included in the consolidated balance sheets. Such fair values are calculated based on the market approach, which uses industry standard models, assumptions, and inputs. These assumptions and inputs are substantially observable in active markets throughout the full term of the instruments and include market price curves, contract terms and prices, credit risk adjustments, implied market volatility, and discount factors. The Company does not hold or issue derivative financial instruments for trading purposes. In addition, the Company has not designated any of its derivative contracts as fair value or cash flow hedges. As such, hedge accounting does not apply and any unsettled net gains and losses, or changes in the fair values of the derivative instruments, are included within derivative gains (losses), net in the consolidated statements of operations. The Company’s cash flows are only impacted when the actual settlements under the commodity derivative contracts result in making or receiving a payment to or from the counterparty. These settlements under the commodity derivative contracts are reflected as operating activities in the Company’s consolidated statements of cash flows.

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

Accounts Receivable and Allowance for Expected Credit Losses

The Company’s receivables consist mainly of trade receivables from contracts with customers from commodity sales. Accounts receivable from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. The majority of these receivables have payment terms of 60 days or less from when control is transferred. The Company also has joint interest billings due from owners on properties the Company operates. For receivables due from joint interest owners, the Company generally has the ability to withhold future revenue disbursements to recover non-payment of joint interest billings. From an evaluation of the Company’s existing credit portfolio, historical credit losses have not been material to the Company and are expected to remain so in the future assuming no substantial changes to the business or creditworthiness of BKV Corp’s business partners. The Section 45Q tax credits generated after the Company’s IPO are included in accounts receivable on the consolidated balance sheets. Prior to the Company’s IPO, the Section 45Q tax credits were recognized as accounts receivable, related party on the consolidated balance sheets. See Note 9 - Related Parties for further discussion.

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

Fair values are estimated for the majority of the Company’s financial instruments. Estimations of fair value, which are based on principles such as discounting future cash flows to present value, must be weighted by the fact that the value of a financial instrument at a given time may be influenced by the market environment (particularly liquidity) and that subsequent changes in interest rates and exchange rates are not taken into account. The carrying amounts for the Company’s financial instruments included in current assets and current liabilities approximate fair value due to the short-term maturities of these instruments. In addition, as of December 31, 2025 and 2024, the carrying value of the Company’s RBL Credit Agreement approximated the fair value as the applicable interest rates are variable and reflective of current market rates.

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

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Impairment may occur if the reporting unit’s carrying value exceeds its fair value. The Company’s goodwill is assigned to and tested for impairment at the Upstream/Midstream reporting unit. The Company performs an impairment test for goodwill at least annually or when events and circumstances indicate the carrying value may not be recoverable. In performing the required impairment tests, the Company has the option to first assess qualitative factors to determine if it is necessary to perform a quantitative assessment for goodwill impairment. If the qualitative assessment concludes that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. The Company’s quantitative assessment utilizes present value (discounted cash flow) methods to determine the fair value of the reporting units with goodwill. Determining fair value using discounted cash flows requires considerable judgment and is sensitive to changes in underlying assumptions and market factors. Key assumptions relate to revenue growth, projected operating income growth, terminal values, and discount rates. If current expectations of future growth rates and margins are not met, or if market factors outside of the Company’s control, such as factors impacting the applicable discount rate, or economic or political conditions in key markets change significantly, then goodwill of the reporting unit may be impaired. Management determined there were no circumstances indicating the carrying value of goodwill may not be recoverable during the years ended December 31, 2025, 2024, and 2023. Therefore, there have been no impairments recorded related to goodwill as the results of the annual quantitative impairment test indicated the fair value of the assets of the reporting units to be greater than the carrying value during the years ended December 31, 2025, 2024, and 2023.

Equity-Based Compensation

The Company issues equity-based compensation in the form of restricted stock units (“RSUs”), which include time-based restricted stock units (“TRSUs”) and performance-based restricted stock units (“PRSUs”). The TRSUs the Company authorizes to grant include service conditions, and the PRSUs the Company authorizes to grant include service conditions, market performance conditions, and non-market performance conditions. There is no obligation to make any future grants, and any such grants would require approval by the Company’s board of directors. For accounting purposes, the grant date fair value of the TRSUs that were granted was determined based on the trading price of BKV’s common stock price on the date of grant. The grant date fair value of the PRSUs was determined based on the service conditions, market performance conditions, and non-market performance conditions of the award on the grant and utilizing the fair market value of common stock on the grant date and Monte Carlo simulations, as well as probability assessments relative to the satisfaction of non-market performance conditions.

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

Variable Interest Entities

The Company consolidates variable interest entities in which it is the primary beneficiary in accordance with ASC 810-Consolidation. Generally, a variable interest entity (“VIE”) is an entity with at least one of the following conditions: (i) the total equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support, or (ii) the holders of the equity investment at risk, as a group, lack the characteristics of having a controlling financial interest. The primary beneficiary of a VIE is an entity that has a variable interest or a combination of variable interests that provide such entity with a controlling financial interest in the VIE. An entity is deemed to have a controlling financial interest in a VIE if it has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

Note 3 - Acquisition and Dispositions

BKV-BPP Power Joint Venture Transaction

On January 30, 2026, pursuant to the BKV-BPP Power Purchase Agreement, the Company completed the BKV-BPP Power Joint Venture Transaction, which consisted of $115.1 million in cash and 5,315,390 shares of Company common stock. The shares were subject to a 180-day lock-up that expired on July 29, 2026. The aggregate purchase price was equal to (x) $376.0 million, less (y) 25% of BKV-BPP Power’s net indebtedness at closing, payable 50% in cash and 50% in shares of the Company’s common stock. BKV-BPP Power’s net indebtedness was $582.9 million as of the closing date and the number of shares issued was determined by dividing the 50% of the aggregate purchase price by $21.6609, which represents the volume-weighted average price of the Company’s common stock during the 20 consecutive trading day period ended October 28, 2025. The Company funded the cash consideration for the transaction with a combination of cash on hand and the net proceeds from the 2025 Equity Offering. Following the closing of the transaction, the Company and BPPUS own 75% and 25% of the BKV-BPP Power Joint Venture, respectively.

The Company’s consolidated financial statements include $15.8 million of costs associated with the BKV-BPP Power Joint Venture Transaction. Of this amount, $9.3 million related to the 2025 Equity Offering, and was recorded as a reduction of additional paid-in capital. Transaction costs of $6.5 million were expensed during the year ended December 31, 2025, and included in other operating expenses on the consolidated statements of operations.

The BKV-BPP Power Joint Venture Transaction was accounted for as an acquisition of a business between entities under common control (see Note 1 - Business and Basis of Presentation for further information). Accordingly, the consolidated financial statements prior to the acquisition date were retrospectively recast to include the BKV-BPP Power Joint Venture’s historical results, including reflecting BPPUS’s interest as a noncontrolling interest of 25%. The Company previously accounted for BKV-BPP Power as an equity method investment and recognized 50% of its earnings.

The following table represents a summary of the retrospective adjustments to the consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023 to conform to the current presentation due to the BKV-BPP Power Joint Venture Transaction.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Increase to net income
Income from operations	$86,097	$90,563	$83,528
Net income	13,472	9,490	15,105
Less: net income attributable to noncontrolling interest	7,448	5,271	8,467
Net income (loss) attributable to BKV	$6,024	$4,219	$6,638

Net income (loss) per common share attributable to BKV:
Basic	$0.07	$0.06	$0.11
Diluted	$0.07	$0.06	$0.10

Weighted average number of common shares outstanding:
Basic	86,581	71,288	60,730
Diluted	86,823	71,288	64,380

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

Accordingly, for the year ended December 31, 2025, both basic and diluted earnings per common share were $2.11 for common shares held by Banpu and $1.98 for common shares held by the Company’s other shareholders. For the year ended December 31, 2024, both basic and diluted earnings per common share were $(1.92) for common shares held by Banpu and $(2.02) for common shares held by the Company’s other shareholders. For the year ended December 31, 2023, basic and diluted earnings per common share were $2.04 and $1.92, respectively, for common shares held by Banpu and $1.90 and $1.79, respectively, for common shares held by the Company’s other shareholders. Beginning on January 30, 2026, earnings associated with the acquired 25% interest are available to all of the Company’s common shares. The tables below summarize these attribution principles.

	December 31,
(in thousands)	2025	2024
Noncontrolling interest in BKV-BPP Power	$64,277	$56,829
BKV’s interest in BKV-BPP Power	192,830	170,488
Net assets attributable to common shareholders	43,785	27,840
Net assets attributable to Banpu	127,153	128,727

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
BKV-BPP Power net income attributable to noncontrolling interest	$7,448	$5,271	$8,467
BKV-BPP Power net income attributable to BKV	$22,342	$15,814	$25,401
BKV-BPP Power net income attributable to common shareholders	$5,073	$2,582	$613
BKV-BPP Power net income attributable to Banpu	$14,733	$11,940	$24,482

Net income (loss) attributable to common shareholders	$58,483	$(35,253)	$4,165
Net income (loss) attributable to Banpu	$120,673	$(103,398)	$119,391

Net income (loss) per common share attributable to common shareholders:
Basic	$1.98	$(2.02)	$1.90
Diluted	$1.98	$(2.02)	$1.79
Net income (loss) per common share attributable to Banpu:
Basic	$2.11	$(1.92)	$2.04
Diluted	$2.11	$(1.92)	$1.92

Weighted average number of common shares outstanding attributable to common shareholders:
Basic	29,489	17,462	2,198
Diluted	29,572	17,462	2,330
Weighted average number of common shares outstanding attributable to Banpu:
Basic	57,092	53,826	58,532
Diluted	57,251	53,826	62,050

As a result of the consolidation of BKV-BPP Power, the Company determined that the manner in which its Chief Executive Officer, identified as the Chief Operating Decision Maker (“CODM”), evaluates operating performance and allocates resources has changed. Accordingly, BKV-BPP Power, the Company’s power generation business, meets the criteria to be presented as a reportable segment. See Note 19 - Reportable Segments.

Asset Acquisition

Bedrock Acquisition

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

As a result of the Bedrock Acquisition, the Company acquired approximately 96,000 net acres and gas gathering lines, 1,121 producing locations with low 1- and 5-year base decline rates of approximately 7%, and nearly 1 Tcfe of proved reserves (>70% PDP reserves) using NYMEX strip pricing. The Bedrock Acquisition is expected to increase the Company’s low-declining PDP reserves by over 100 MMcfe/d and enhance its inventory in the Barnett Shale, aligning with the Company’s strategic position in the Fort Worth Basin.

Allocation of Purchase Price. The Bedrock Acquisition was accounted for as an asset acquisition as the fair value of substantially all the assets acquired were concentrated in a group of similar assets. Transaction costs incurred to acquire the assets, which amounted to $3.8 million, were capitalized and included in the cost basis of the acquired assets. The Company completed the purchase price assessment on December 31, 2025, and paid the remaining $50.0 million adjusted purchase price consideration in accordance with the Bedrock Purchase Agreement. The stock consideration paid to the Seller for the Bedrock Acquisition was valued at $124.3 million on the date of issuance (at closing) resulting in an aggregate value of consideration paid to the Seller of $394.6 million, subject to customary adjustments, including, but not limited to estimated fair value of assets acquired and liabilities assumed. See Note 13 - Stockholders’ Equity and Mezzanine Equity for further detail on the issuance of BKV’s common stock to the Seller.

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

Temple II Acquisition

On July 10, 2023, BKV-BPP Power acquired CXA Temple 2, LLC, the owner of 100% of the interests in Temple II, a combined-cycle gas turbine and steam turbine power plant located on the same site as Temple I in the ERCOT North Zone in Temple, Texas, for a purchase price of $460.0 million. Temple II began commercial operation in May 2015 and is equipped with modern, flexible and efficient combined-cycle turbines and advanced emissions-control technology. Temple II provides enough energy to power 750,000 homes across central Texas.

In order to complete the purchase, BKV-BPP Power entered into the Temple Credit Facilities with an aggregate principal amount not to exceed $560.0 million. See Note 4 - Debt for further discussion.

The acquisition qualified as an asset acquisition as the fair value of substantially all the assets acquired were concentrated in a group of similar assets. Transaction costs incurred to acquire the assets, which amounted to $9.5 million were capitalized and included in the cost basis of the assets acquired. The total consideration of Temple II amounted to $475.4 million, which included the purchase price of $460.0 million, the transaction cost of $9.5 million, and net working capital of $5.9 million.

The consideration from the Temple II acquisition was allocated to the assets acquired and liabilities assumed as follows:

(in thousands)
Assets acquired
Accounts receivable	$3,320
Prepaid and other assets	6,631
Other property, plant, and equipment	471,318
Liabilities assumed
Accounts payable and accrued liabilities	(3,180)
Property taxes payable	(2,717)
Total	$475,372

Dispositions

On June 14, 2024, the Company sold its wholly-owned subsidiary, Chaffee, representing a non-operated interest in approximately 9,800 net acres and 116.0 gross (24.2 net) wells and 122 Bcfe of proved reserves in the Marcellus Shale in the Appalachian Basin of NEPA, as well as the Company’s interest in the Repsol Oil and Gas operated midstream system, for $107.8 million. The Company recognized a gain on the sale of $7.1 million, net of transaction costs of $3.5 million, which is included in the gain on sale of business in the consolidated statements of operations.

On June 28, 2024, Chelsea sold certain of its non-operated upstream assets, including interest in approximately 6,800 net acres and 214.0 gross (15.4 net) wells and 35 Bcfe of proved reserves in NEPA, for a purchase price of $24.8 million and transaction costs of $0.5 million. Due to the immateriality of the upstream assets sold, the Company utilized the practical expedient to account for the sale of Chelsea’s non-operated upstream assets sold as a normal retirement with no gain or loss recognized as sale of these assets did not significantly impact the depletion rate with respect to the total reserves retained in NEPA.

Note 4 - Debt

The following table summarizes the Company’s debt balances:

	December 31,
	2025		2024
	Principal	Carrying	Principal	Carrying
(in thousands)	Value	Value	Value	Value
Current portion of Temple I Loan Agreements	$191,000	$191,000	$—	$—
Current portion of Temple Term Loan Facility	10,000	9,387	10,000	9,387
Total current portion of long-term debt, net	201,000	200,387	10,000	9,387
Temple I Loan Agreement	—	—	210,000	210,000
RBL Credit Agreement	—	—	165,000	165,000
2030 Senior Notes (7.50%)	500,000	486,777	—	—
Temple Term Loan Facility	391,883	390,947	416,365	414,816
Temple Revolving Facility	60,000	60,000	60,000	60,000
Total debt, net	1,152,883	1,138,111	861,365	859,203
Less: current maturities of long-term debt	(201,000)	(200,387)	(10,000)	(9,387)
Total long-term debt, net	$951,883	$937,724	$851,365	$849,816

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

Interest on the 2030 Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2026. The 2030 Senior Notes are guaranteed on a senior unsecured basis by the Company and all of BKV Upstream Midstream’s existing restricted subsidiaries and certain future subsidiaries (collectively, the “BKV Guarantors,” and such guarantees, the “Guarantees”). These Guarantees are full, unconditional, joint, and several among the BKV Guarantors, subject to certain customary release provisions. At any time prior to October 15, 2027, BKV Upstream Midstream may, on any one or more occasions, redeem all or a part of the 2030 Senior Notes at a redemption price equal to 100% of the principal amount of 2030 Senior Notes redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. At any time prior to October 15, 2027, BKV Upstream Midstream may redeem up to 40% of the aggregate principal amount of 2030 Senior Notes, with an amount of cash not greater than the net cash proceeds of one or more equity offerings, at a redemption price equal to 107.500% of the principal amount of the 2030 Senior Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date, as long as at least 60% of the aggregate principal amount of 2030 Senior Notes originally issued (excluding any 2030 Senior Notes held by BKV Upstream Midstream and its subsidiaries) remains outstanding immediately after the occurrence of such redemption, and the redemption occurs within 180 days after the date of the closing of such equity offering. On or after October 15, 2027, BKV Upstream Midstream may, on any one or more occasions, redeem all or part of the 2030 Senior Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date, if redeemed during the 12-month period beginning on October 15 of the years indicated below:

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

RBL Credit Agreement

On June 11, 2024, BKV Corporation, as a guarantor, and BKV Upstream Midstream, as borrower, entered into the RBL Credit Agreement with Citibank, N.A., as the administrative agent, and the financial institutions party thereto. The RBL Credit Agreement includes a maximum credit commitment of $1.5 billion. As of December 31, 2025, the RBL Credit Agreement had a borrowing base of $1.0 billion, an elected commitment of $800.0 million, and the ability to issue up to $40.0 million in letters of credit. As of March 6, 2026, 110.0 million of revolving borrowings and $15.0 million of letters of credit were outstanding under the RBL Credit Agreement, leaving $675.0 million of available capacity thereunder for future borrowings and letters of credit.

The loans under the RBL Credit Agreement may be borrowed, repaid, and reborrowed during the term of the RBL Credit Agreement. The RBL Credit Agreement will mature on June 12, 2028. The obligations under the RBL Credit Agreement are secured and guaranteed on a senior secured basis by BKV Upstream Midstream and all of BKV Upstream Midstream’s current and future material restricted subsidiaries. Loans under the RBL Credit Agreement bear interest at one, three, or six-month term SOFR or an

ABR, as applicable, plus a credit spread adjustment of 0.10% for SOFR borrowings, plus an applicable margin per annum. Interest is payable on the last day of each interest period and at maturity. BKV Upstream Midstream is obligated to pay certain fees to the lenders and administrative agent under the RBL Credit Agreement, including commitment fees on the average daily amount of the undrawn portion of the commitments. For the years ended December 31, 2025 and 2024, BKV Upstream Midstream recognized $2.5 million and $0.8 million, respectively, of commitment fees, which are included in interest expense on the consolidated statements of operations.

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

The RBL Credit Agreement also includes financial covenants that require BKV Upstream Midstream to maintain:

●	on a quarterly basis, a minimum Current Ratio (as defined in the RBL Credit Agreement) of no less than 1.00 to 1.00; and
●	on a quarterly basis, a Net Leverage Ratio (as defined in the RBL Credit Agreement) of no greater than 3.25 to 1.00.

The RBL Credit Agreement includes customary equity cure rights that will enable BKV Upstream Midstream to cure certain breaches of the minimum current ratio covenant or the maximum net leverage ratio covenant (subject to certain limitations in the RBL Credit Agreement). As of December 31, 2025, BKV Upstream Midstream was in compliance with such covenants in the RBL Credit Agreement.

The RBL Credit Agreement generally includes customary events of default for a reserve-based credit facility, some of which allow for an opportunity to cure. If an event of default relating to bankruptcy or other insolvency events occurs, the revolving loans will immediately become due and payable; if any other event of default exists, the administrative agent or the requisite lenders will be permitted to accelerate the maturity of the revolving loans. The RBL Credit Agreement is secured by substantially all of BKV Upstream Midstream’s assets and those of the guarantors, and upon an event of default the agent under the RBL Credit Agreement could commence foreclosure proceedings.

Financing costs related to the RBL Credit Agreement are deferred and capitalized as debt issuance costs and are included within other assets on the consolidated balance sheets. During the years ended December 31, 2025 and 2024, BKV paid debt issuance costs of $2.3 million and $8.1 million, respectively, which are amortized to interest expense on the Company’s consolidated statements of operations over the term of the RBL credit agreement. As of December 31, 2025 and 2024, $6.9 million of unamortized debt issuance costs remained outstanding for both periods. As of December 31, 2025, the RBL Credit Agreement had a zero balance and the outstanding letters of credit were $15.0 million. As of December 31, 2024, the effective interest rate on the RBL Credit Agreement was 7.50%, and the outstanding letters of credit were $14.1 million.

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

BKV-BPP Power’s payment obligations under the Temple I Loan Agreements are senior unsecured indebtedness. The Temple I Loan Agreements bear interest at 6-month SOFR plus 5.25% per annum. Interest on the loans is payable on a semi-annual basis, and the loans will mature on November 1, 2026. BKV-BPP Power is permitted to prepay the loans at any time, with no prepayment premium. The Temple I Loan Agreements include covenants that, among other things, prohibit BKV-BPP Power from merging, incurring liens or incurring any additional indebtedness or guarantees. The Temple I Loan Agreements include financial covenants that require BKV-BPP Power to maintain a minimum net worth (as defined in the Temple I Loan Agreements, but generally meaning total assets minus total liabilities). In the $141 Million Banpu Loan Agreement, the minimum net worth requirement is $120.0 million and in the $141 Million BPPUS Loan Agreement, the minimum net worth requirement is $40.0 million. Under the Temple I Loan Agreements, BNAC and BPPUS have no recourse to BKV Corporation with respect to any amounts owed to them thereunder and BKV Corporation is not liable in any manner (and is not required to provide security) for any obligations owed to BNAC or BPPUS thereunder. As of December 31, 2025 and 2024, the outstanding principal balance of the Temple I Loan Agreements for each affiliate was $95.5 million and $105.0 million, respectively.

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

The obligations under the Temple Credit Facilities are secured by (i) all of the assets of Temple Intermediate II, Temple Generation I, Temple Generation II and Temple Generation SF, including the Temple Plants and all other personal property and real property of such entities and (ii) 100.0% of the equity interests in each of Temple Generation I, Temple Generation II, Temple Generation SF, and Temple Intermediate II. This collateral will remain pledged to Beal Bank until all secured obligations under the Temple Credit Facilities have been satisfied in full. Upon the occurrence and continuation of an event of default under either of the

Temple Credit Facilities, Beal Bank has customary secured creditor remedies, including the right to foreclose upon the pledged collateral. As of December 31, 2025 and 2024, the weighted average effective interest rate on the outstanding balances under the RBL Credit Agreement, the Temple I Loan Agreements, and the Temple Credit Facilities was 8.86% and 8.79%, respectively.

Note 5 - Natural Gas Properties & Other Property, Plant, and Equipment

As of December 31, 2025 and 2024, accumulated depreciation, depletion, and amortization for developed natural gas properties was $825.7 million and $697.0 million, respectively. Depreciation, depletion, and amortization expense for developed natural gas properties was $128.7 million, $188.7 million, and $196.1 million for the years ended December 31, 2025, 2024, and 2023 respectively.

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

Other property, plant, and equipment consisted of the following:

	December 31,
(in thousands)	2025	2024
Plant facility	$926,092	$924,779
Carbon capture, utilization, and sequestration	114,261	69,743
Buildings	6,746	15,707
Furniture, fixtures, equipment, and vehicles	27,643	24,540
Computer software	8,461	5,595
Leasehold improvements	1,685	1,685
Land	8,090	4,589
Construction in process	6,350	3,575
Total	1,099,328	1,050,213
Accumulated depreciation	(154,916)	(113,416)
Other property, plant, and equipment, net	$944,412	$936,797

Depreciation expense for other property, plant, and equipment was $43.3 million, $43.7 million, and $37.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. During the year ended December 31, 2025, the Company received proceeds on the sale of other properties and equipment of $6.9 million, which included the sale of the Bridgeport field office of $5.5 million, less transaction costs of $0.4 million, and recognized a loss on sale of these properties and equipment of $1.8 million, which is included in the gains (losses) on sales of assets, net in the consolidated statements of operations. During the year ended December 31, 2024, the Company received proceeds on the sale of other properties of $5.0 million, and recognized a gain on sale of these properties of $3.6 million, which is included in the gains (losses) on sales of assets, net in the consolidated statements of operations. During the year ended December 31, 2023, the Company received proceeds on the sale of other properties of $6.7 million, and recognized a gain on sale of these properties of $2.2 million, which is included in the gains (losses) on sales of assets, net, in the consolidated statements of operations.

Write-Off of ERP System

During the year ended December 31, 2025, the Company was actively implementing a new enterprise resource planning (“ERP”) system and had capitalized $6.9 million in software costs. However, during the third quarter of 2025, the Company decided to discontinue implementation of this ERP system and wrote off $5.6 million of capitalized software costs, which is included in other operating expense in the consolidated statements of operations, as the system was determined to no longer align with the Company’s operational and strategic needs. The Company is in the process of implementing a new ERP system that better supports its business processes and long-term objectives.

Intangible Assets

The Company’s intangible assets, reflected within other noncurrent assets on the consolidated balance sheets, represent customer listings, which are amortized using the straight-line method based on its estimated useful life of 3 years. The customer listings were acquired in 2023 for $1.8 million, and amortization on these listings was $0.6 million for both the years ended December 31, 2025 and 2024, and $0.3 million for the year ended December 31, 2023. As of December 31, 2025, the estimated future aggregate amortization expense for intangible assets is expected to be $0.3 million in 2026.

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

The Company factors its own non-performance risk into the valuation of derivatives using current published credit default swap rates. As of December 31, 2025 and 2024, the impact of the non-performance risk adjustment to the Company’s fair value of commodity derivative liabilities was $1.6 million and $6.6 million, respectively.

The following tables set forth by level within the fair value hierarchy, the financial assets and liabilities that were accounted for at fair value on a recurring basis:

	December 31, 2025
	Fair Value Measurements Using:
	Significant Other
	Observable	Significant
	Inputs	Unobservable
(in thousands)	(Level 2)	Inputs (Level 3)	Total
Financial assets
Derivative instruments
Natural gas derivatives	$57,135	$—	$57,135
NGL derivatives	13,807	—	13,807
Natural gas basis swaps	17,272	—	17,272
Power derivatives	1,347	771	2,118
Financial liabilities
Derivative instruments
Natural gas derivatives	6,572	—	6,572
NGL derivatives	407	—	407
Natural gas basis swaps	1,328	—	1,328
Power derivatives	3,514	2,415	5,929

	December 31, 2024
	Fair Value Measurements Using:
	Significant Other
	Observable	Significant
	Inputs	Unobservable
(in thousands)	(Level 2)	Inputs (Level 3)	Total
Financial assets
Derivative instruments
Natural gas derivatives	$6,094	$—	$6,094
Power derivatives	2,790	—	2,790
Financial liabilities
Derivative instruments
Natural gas derivatives	54,083	—	54,083
NGL derivatives	8,973	—	8,973
Natural gas basis swaps	5,380	—	5,380
Power derivatives	15,648	3,595	19,243

The contingent consideration was generated from the Devon Barnett Acquisition and on January 8, 2025, the Company paid the final 2024 contingent consideration of $20.0 million, which is reflected as contingent consideration payable within current liabilities on the consolidated balance sheets as of December 31, 2024. The Devon Barnett Acquisition and the Exxon Barnett Acquisition contingencies are described further in Note 16 - Commitments and Contingencies. The Devon Barnett Acquisition was accounted for as an asset acquisition with the contingent consideration meeting the criteria of a derivative in accordance with ASC 815 - Derivatives and Hedging. See Note 7 - Derivative Instruments for further discussion.

The minority ownership puttable shares from the 2021 Plan (as defined in Note 13 - Stockholders’ Equity and Mezzanine Equity) were recorded at fair value upon initial recognition in mezzanine equity, and its common stock was valued using both observable (Level 2) and unobservable (Level 3) inputs. Subsequent to the Company’s IPO, the minority ownership puttable shares were converted to common stock. The minority ownership puttable shares are further described in Note 13 - Stockholders’ Equity and Mezzanine Equity.

Equity-based compensation from the 2021 Plan was recorded at fair market value on the grant date. The underlying market condition was valued using the application of Monte Carlo simulations using both observable (Level 2) and unobservable (Level 3) inputs. Prior to the Company’s IPO, the remaining components of the awards were valued based on the fair market value of the common stock of the Company, determined using the same valuation methodologies applied to the minority ownership puttable shares. Equity-based compensation is further described in Note 13 - Stockholders’ Equity and Mezzanine Equity.

The tables below set forth the changes in the Company’s Level 3 fair value measurements (in thousands):

Year Ended
Derivatives	December 31, 2025
Balance, beginning of period	$(3,595)
Derivative settlements	(62,258)
Derivative realized gains (losses)	62,258
Derivative unrealized gains (losses)	1,951
Balance, end of period	$(1,644)

	Year Ended December 31, 2024
	Contingent	Minority	Equity-Based
	Consideration	Ownership	Compensation	Derivatives	Total
Balance, beginning of period	$29,676	$59,988	$126,966	$(42,091)	$174,539
Contingent consideration - settled	(20,000)	—	—	—	(20,000)
Mezzanine equity conversion	—	(42,995)	(74,993)	—	(117,988)
Grant date fair value of equity-based compensation, pre-IPO	—	(4)	(42,663)	—	(42,667)
Derivative settlements	—	—	—	(88,637)	(88,637)
Derivative realized gains (losses)	—	—	—	88,637	88,637
Change in fair market value (all instruments)	(9,676)	(16,989)	(9,310)	38,496	2,521
Balance, end of period	$—	$—	$—	$(3,595)	$(3,595)

	Year Ended December 31, 2023
	Contingent	Minority	Equity-Based
	Consideration	Ownership	Compensation	Derivatives	Total
Balance, beginning of period	$88,051	$62,712	$89,171	$(1,994)	$237,940
Contingent consideration - settled	(20,000)	—	—	—	(20,000)
Grant date fair value of equity-based compensation, pre-IPO	—	(2)	22,193	—	22,191
Derivative settlements	—	—	—	(55,258)	(55,258)
Derivative realized gains (losses)	—	—	—	55,258	55,258
Change in fair market value (all instruments)	(38,375)	(2,722)	15,602	(40,097)	(65,592)
Balance, end of period	$29,676	$59,988	$126,966	$(42,091)	$174,539

The following table is the quantitative information regarding significant unobservable inputs used in the measurement of Level 3 positions:

	December 31, 2025
	Significant
	Unobservable			Weighted
Valuation Technique	Input	Range		Average	Description
Kirk Spread Option Model	Power and natural gas price correlation	92.7%		92.7%	Estimated correlation between underlying commodities
Kirk Spread Option Model	Power volatility (non-liquid hours)	42.9%	52.4%	47.7%	Extrapolated from observable 5x16 implied volatilities and shaped for delivery periods (2x16 and 7x8)

	December 31, 2024
	Significant
	Unobservable			Weighted
Valuation Technique	Input	Range		Average	Description
Kirk Spread Option Model	Power and natural gas price correlation	70.4%		70.4%	Estimated correlation between underlying commodities
Kirk Spread Option Model	Power volatility (non-liquid hours)	56.8%	69.4%	63.1%	Extrapolated from observable 5x16 implied volatilities and shaped for delivery periods (2x16 and 7x8)

Other Fair Value Measurements

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, net, and accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. Long-term debt obligations under the RBL Credit Agreement, the Temple I Loan Agreements, and the Temple Credit Facilities also approximate fair value because the variable rates of interest are market-based. The fair value of the 2030 Senior Notes as of December 31, 2025, was approximately $507.5 million based on quoted market prices from banks and are classified Level 2 in the fair value hierarchy. The 2030 Senior Notes are carried on the consolidated balance sheets at their original issuance value, as adjusted over time to accrete that value to par.

Note 7 - Derivative Instruments

The Company may utilize derivative contracts in connection with its natural gas, NGL, and power operations to provide an economic hedge of the Company’s exposure to commodity price risk associated with anticipated future natural gas and NGL production, as well as to manage the Company’s exposure to delivery risk, optimize physical and contractual assets in the Company’s portfolio, and manage working capital requirements. The Company also determined that the contingent consideration generated from the Devon Barnett Acquisition met the definition of a derivative in accordance with ASC 815 - Derivatives and Hedging, and the fair value of the contingent consideration was $20.0 million as of December 31, 2024, and is included in contingent consideration payable in the consolidated balance sheets. The change in the fair value of this contingent consideration was a gain of $7.5 million and $25.0 million for the years ended December 31, 2024 and 2023, respectively, and is included in gains on contingent consideration liabilities on the consolidated statements of operations. See Note 16 - Commitments and Contingencies for further discussion.

The derivative contracts outstanding as of December 31, 2025 consisted of commodity swaps, basis swaps, put and call options, producer collar agreements, fixed-price natural gas forwards, fixed-price power forwards, and HRCOs, subject to master netting agreements with each individual counterparty. The following table presents gross commodity derivative balances prior to applying netting adjustments recorded in the consolidated balance sheets:

		December 31, 2025
		Gross Amounts		Net Amounts of
		of Assets and	Offset	Assets and
(in thousands)	Balance Sheet Location	Liabilities	Adjustments	Liabilities
Current derivative assets	Commodity derivative assets, current	$66,787	$(2,887)	$63,900
Noncurrent derivative assets	Commodity derivative assets	34,116	(7,684)	26,432
Current derivative liabilities	Commodity derivative liabilities, current	11,356	(2,887)	8,469
Noncurrent derivative liabilities	Commodity derivative liabilities	13,451	(7,684)	5,767

		December 31, 2024
		Gross Amounts		Net Amounts of
		of Assets and	Offset	Assets and
(in thousands)	Balance Sheet Location	Liabilities	Adjustments	Liabilities
Current derivative assets	Commodity derivative assets, current	$14,071	$(5,187)	$8,884
Noncurrent derivative assets	Commodity derivative assets	872	(872)	—
Current derivative liabilities	Commodity derivative liabilities, current	45,280	(5,187)	40,093
Noncurrent derivative liabilities	Commodity derivative liabilities	48,458	(872)	47,586

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

Fixed-Price Power Forwards and HRCOs

For the power generated out of the Temple Plants, the Company enters into fixed-price power sales contracts in which energy is delivered to the ERCOT north hub at a fixed-price per MWh. The contracts contain an agreed upon quantity of total MW and total MWh. The Company also enters into fixed-price power purchase contracts to hedge BKV-BPP Retail power purchases for its retail customers.

The Company also enters into bilateral heat rate call option (“HRCO”) agreements under which counterparties obtain the right to receive specified quantities of power at the Temple Plants, subject to the contractual terms of each agreement. As of December 31, 2025, the Company had four outstanding HRCO contracts with two counterparties, representing contracted capacity of 600 MW, which became effective January 1, 2026. As of December 31, 2024, the Company had two outstanding HRCO contracts with two counterparties, representing contracted capacity of 200 MW, which became effective January 1, 2025. Under the agreements, the Company receives fixed monthly capacity premiums from the counterparties. If exercised, the counterparties receive specified quantities of power from the Temple Plants with settlement based on contractually specified prices that incorporate the applicable heat rate, natural gas index pricing, and other contractual charges. Premiums received under the Company’s HRCO agreements are recognized within derivative gains, net as realized gains (losses), net on the consolidated statements of operations. Fuel costs incurred to satisfy exercised HRCO obligations are recognized within fuel commodity costs on the consolidated statements of operations. Outstanding HRCO agreements are remeasured at fair value, with changes in fair value recognized within derivative gains, net as unrealized gains (losses), net on the consolidated statements of operations.

The following tables set forth the derivative gains, net on the consolidated statements of operations:

		Year Ended December 31,
	Income Statement
(in thousands)	Location	2025	2024	2023
Realized gains (losses) on derivatives (natural gas)	Derivative gains, net	$(8,808)	$76,670	$86,131
Realized gains (losses) on derivatives (NGL)	Derivative gains, net	(1,639)	3,994	(2,643)
Realized gains on derivatives (power sales)	Derivative gains, net	269,958	207,729	132,843
Realized losses on derivatives (purchased power)	Purchased power	(41,226)	(51,764)	(10,620)
Total realized gains on derivatives, net		$218,285	$236,629	$205,711

		Year Ended December 31,
	Income Statement
(in thousands)	Location	2025	2024	2023
Unrealized gains (losses) on derivatives (natural gas)	Derivative gains, net	$80,242	$(101,325)	$111,315
Unrealized gains (losses) on derivatives (NGL)	Derivative gains, net	25,089	(18,856)	16,906
Unrealized gains (losses) on derivatives (power sales)	Derivative gains, net	15,027	39,248	(53,828)
Unrealized gains (losses) on derivatives (purchased power)	Purchased power	(2,384)	(1,684)	554
Total unrealized gains (losses) on derivatives, net		$117,974	$(82,617)	$74,947

There were no early-terminated natural gas commodity derivative swap contracts during the year ended December 31, 2025. Realized gains (losses) on derivatives (natural gas) for the year ended December 31, 2024, includes gains of $13.3 million related to the termination of certain natural gas commodity derivative swap contracts prior to their contractual settlement dates. $8.4 million of such gains is attributable to early-terminated natural gas commodity derivative swap contracts covering production during the year ended December 31, 2024. Realized gains (losses) on derivatives (natural gas) for the year ended December 31, 2023 includes gains of $46.7 million related to the termination of certain natural gas commodity derivative swap contracts prior to their contractual settlement dates. $39.1 million of such gains is attributable to early-terminated natural gas commodity derivative swap contracts covering production during the year ended December 31, 2023.

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

Derivative Contract Volumes and Fair Values

The following tables summarize the Company’s outstanding derivative positions as of December 31, 2025 by commodity and contract type, including volume, pricing indices, or reference points, and associated fair values.

The following table summarizes the Company’s power derivatives:

				Fair Value as of
				December 31,
				2025
Instrument	Units	Quantity	Pricing Index	(in thousands)
2026
Swap	MMBtu	6,132,000	HSC Gas Daily	$(2,540)
Power forwards - sales	MWh	876,000	ERCOT North	$1,347
Heat rate call option	MMBtu	5,256,000	Various	$(1,644)
Power forwards - purchases	MWh	(453,195)	Various	$(3,514)

The following table summarizes the Company’s natural gas commodity derivatives indexed to NYMEX Henry Hub pricing:

		Weighted		Weighted	Fair Value as of
		Average	Weighted	Average	December 31,
		Price	Average	Price	2025
Instrument	MMBtu	(USD)	Price Floor	Ceiling	(in thousands)
2026
Swap	154,460,650	$3.86			$35,268
2027
Swap	79,825,383	$4.03			$11,938
Collars	37,662,319		$3.57	$4.00	$(3,225)
Call options	36,500,000			$5.00	$(9,372)
Put options	36,500,000		$3.00		$7,014
2028
Swap	51,995,323	$3.93			$11,480

The following table summarizes the Company’s natural gas basis derivatives by reference price:

				Fair Value as of
			Weighted	December 31,
			Average Basis	2025
Instrument	Basis Reference Price	MMBtu	Differential	(in thousands)
2026
Swap	Transco Leidy Basis	43,800,000	$(0.80)	$238
Swap	HSC Basis	54,750,000	$(0.32)	$7,408
Swap	Transco St 85 (Z4) Basis	36,500,000	$0.62	$4,225
Swap	NGPL TXOK Basis	47,521,249	$(0.36)	$3,384
2027
Swap	Transco Leidy Basis	7,300,000	$(0.77)	$36
Swap	HSC Basis	7,300,000	$(0.25)	$458
Swap	NGPL TXOK Basis	16,965,270	$(0.31)	$(93)
2028
Swap	HSC Basis	10,980,000	$(0.17)	$289

The following table summarizes the Company’s natural gas liquids derivatives position by product and reference price:

				Fair Value as of
			Weighted	December 31,
			Average Price	2025
Instrument	Commodity Reference Price	Gallons	(USD)	(in thousands)
2026
Swap	OPIS Purity Ethane Mont Belvieu	142,691,481	$0.25	$468
Swap	OPIS IsoButane Mont Belvieu Non-TET	10,075,218	$0.83	$185
Swap	OPIS Normal Butane Mont Belvieu Non-TET	16,928,342	$0.80	$836
Swap	OPIS Propane Mont Belvieu Non-TET	59,163,120	$0.69	$4,359
Swap	OPIS Natural Gasoline Mont Belvieu Non-TET	25,835,930	$1.37	$5,411
2027
Swap	OPIS Purity Ethane Mont Belvieu	79,965,970	$0.28	$935
Swap	OPIS IsoButane Mont Belvieu Non-TET	2,732,077	$0.76	$21
Swap	OPIS Normal Butane Mont Belvieu Non-TET	4,873,274	$0.74	$92
Swap	OPIS Propane Mont Belvieu Non-TET	15,478,884	$0.64	$309
Swap	OPIS Natural Gasoline Mont Belvieu Non-TET	6,777,531	$1.26	$783

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

The following table summarizes the activities of the Company’s asset retirement obligations:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Balance, as of January 1,	$201,158	$195,476	$182,300
Additions through acquisitions (1)	18,761	—	640
Liabilities incurred	226	42	89
Liabilities settled	(1,873)	(1,288)	(759)
Liabilities associated with property sold (2)	—	(7,133)	—
Accretion of discount	15,067	14,061	13,206
Balance, as of December 31,	233,339	201,158	195,476
Less current portion	(2,967)	(2,363)	(2,271)
Asset retirement obligations, long-term	$230,372	$198,795	$193,205
(1)	Relates to the Bedrock Acquisition. See Note 3 - Acquisition and Dispositions for further discussion.
(2)	Liabilities associated with property sold relate to the sales of Chaffee and certain non-operated upstream assets in Chelsea. See Note 3 - Acquisition and Dispositions for further discussion.

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

On October 14, 2021 and October 21, 2025, BKV-BPP Power LLC entered into the $141 Million Banpu Loan Agreement and the Temple I Loan Agreements as borrower to lenders, BPPUS and BNAC. Refer to Note 4 - Debt for further details of this agreement.

Note 10 - Revenue from Contracts with Customers

All of the Company’s revenues from contracts with customers are generated in the states of Pennsylvania and Texas. Revenues from contracts with customers consist of the following:

	Year Ended December 31, 2025
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$67,668	$607,410	$675,078
NGLs	—	173,059	173,059
Oil	—	9,460	9,460
Total natural gas, NGL, and oil sales	67,668	789,929	857,597

Merchant energy sales and other	—	288,981	288,981
Energy retail sales	—	154,654	154,654
Solar revenue	—	398	398
Physical power purchased	—	(195,281)	(195,281)
Revenue from contracts with customers - power	—	248,752	248,752

Marketing revenues	—	12,304	12,304
Midstream revenues	—	10,456	10,456
Other	—	11,664	11,664
Total	$67,668	$1,073,105	$1,140,773

	Year Ended December 31, 2024
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$38,795	$346,661	$385,456
NGLs	—	165,508	165,508
Oil	—	6,606	6,606
Total natural gas, NGL, and oil sales	38,795	518,775	557,570

Merchant energy sales and other	—	234,477	234,477
Energy retail sales	—	135,652	135,652
Solar revenue	—	128	128
Physical power purchased	—	(151,989)	(151,989)
Revenue from contracts with customers - power	—	218,268	218,268

Marketing revenues	$—	10,668	10,668
Midstream revenues	2,014	10,546	12,560
Other	—	6,631	6,631
Total	$40,809	$764,888	$805,697

	Year Ended December 31, 2023
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$57,678	$452,168	$509,846
NGLs	—	187,860	187,860
Oil	—	8,445	8,445
Total natural gas, NGL, and oil sales	57,678	648,473	706,151

Merchant energy sales and other	—	413,915	413,915
Energy retail sales	—	40,261	40,261
Physical power purchased	—	(179,553)	(179,553)
Revenue from contracts with customers - power	—	274,623	274,623

Marketing revenues	—	8,710	8,710
Midstream revenues	4,635	11,533	16,168
Other	—	3,957	3,957
Total	$62,313	$947,296	$1,009,609

Accounts Receivable and Revenue from Contracts with Customers

Substantially all of the Company’s accounts receivable, net result from the sale of natural gas, joint interest billings, and power sales. The Company sells the substantial majority of its natural gas, NGLs, and oil to fewer than five customers and bills working interest owners for costs related to development of the Company’s natural gas properties. The Company sells power to retail and wholesale customers on the ERCOT power grid. As of December 31, 2025 and 2024, the Company’s accounts receivable, net consisted of the following:

	December 31,
(in thousands)	2025	2024
Accounts receivable - contracts with customers	$97,308	$61,960
Accounts receivable - derivative instruments	11,383	8,663
Accounts receivable - other	21,656	3,568
Allowance for credit losses	(1,270)	(2,511)
Total accounts receivable, net	$129,077	$71,680

Note 11 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities included in current liabilities consist of the following:

	December 31,
(in thousands)	2025	2024
Accounts payable	$100,432	$75,150
Revenues payable	36,310	17,921
Accrued payroll	31,069	25,049
Oil and gas production and other taxes payable	21,604	21,263
Commodity derivative settlements payable	24,705	3,891
Other accrued liabilities	15,367	19,250
Total	$229,487	$162,524

Note 12 - Equity-Based Compensation

2024 Equity and Incentive Compensation Plan

The Company’s 2024 Equity and Incentive Compensation Plan (the “2024 Plan”) became effective immediately prior to the consummation of the IPO and in December 2025, the Company’s board of directors approved an amendment and restatement of the 2024 Plan to increase the number of shares of common stock available for grant and issuance under the 2024 Plan by 2,500,000 shares, effective March 5, 2026 (the 2024 Plan, as so amended and restated, the “A&R 2024 Plan”). The A&R 2024 Plan was also approved by holders of a majority of the voting power of the Company’s outstanding capital stock in January 2026.

The A&R 2024 Plan permits the grant of awards to the non-employee directors, officers, and other employees of BKV Corp and its controlled subsidiaries in order to provide incentives and rewards for service and/or performance. The Company may grant stock options, appreciation rights, restricted stock, RSUs, performance shares, performance units, cash incentive awards, and certain other awards based on or related to shares of the Company’s common stock. Under the A&R 2024 Plan, the Company can issue up to 7,500,000 shares of its common stock, which are subject to adjustment to reflect any extraordinary cash dividend, stock dividend, split, or combination of the Company’s common stock. The aggregate number of shares of the Company’s common stock available for award under the A&R 2024 Plan will be reduced by one share of the Company’s common stock for every one share of its common stock subject to an award granted under the A&R 2024 Plan. Each grant of an award under the A&R 2024 Plan will be evidenced by an award agreement that includes terms and provisions, determined by the Company’s Compensation Committee (or other committee of the board of directors designated by the board to administer the A&R 2024 Plan), which outlines the number of shares of common stock, earning or vesting terms, and any other terms consistent with the A&R 2024 Plan.

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

		Weighted
		Average Grant
(in thousands, except per share amounts)	Shares	Date Fair Value
Unvested PRSUs as of January 1, 2025	703	$12.23
Granted	670	$19.44
Vested	(52)	$12.92
Forfeitures	(136)	$14.14
Unvested PRSUs as of December 31, 2025	1,185	$16.06

These PRSUs are eligible to be earned based on three performance conditions: (i) annualized Total Shareholder Return (“aTSR”) of the Company’s common stock during the PRSU Performance Period, weighted at 30%, (ii) relative Total Shareholder Return (“rTSR”) of the common stock of the Company’s benchmark group during the PRSU Performance Period, weighted at 30%, and (iii) Return on Capital Employed (“ROCE”) based on the average annual performance over the PRSU Performance Period, weighted at 40%.

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

	Year Ended December 31,
	2025 (1)		2024
Volatility (2)	40%		40%
Expected dividend rate	—%		—%
Risk free rate	3.9%		3.5%
aTSR weighted average grant date value	$14.39		$6.78
rTSR weighted average grant date value	$23.90		$9.91
ROCE	$19.89		$18.05
Expected term	3	years	3	years
(1)	There were four specific grant dates during the year ended December 31, 2025. Amounts shown represent weighted average.
(2)	Volatility uses a combination of daily historical and implied volatility over a look back period commensurate with the remaining term of the assets.

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

		Weighted
		Average Grant
(in thousands, except per share amounts)	Shares	Date Fair Value
Unvested TRSUs as of January 1, 2025	469	$18.05
Granted	470	$20.11
Vested	(156)	$18.05
Forfeited	(94)	$18.51
Unvested TRSUs as of December 31, 2025	689	$19.39

As of December 31, 2025, there was $8.7 million of unrecognized compensation expense related to the 2024 Plan TRSU awards, which will be amortized over a weighted average period of 1.7 years.

Equity-based compensation related to the TRSUs was $4.7 million and $2.8 million for the years ended December 31, 2025 and 2024, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) became effective immediately prior to the consummation of the IPO. A total of 500,000 shares of the Company’s common stock are available for awards under the ESPP and eligible employees are only permitted to purchase shares of the Company’s common stock through payroll deductions, which cannot exceed 10% of the employee’s eligible compensation. The ESPP will be implemented through a series of offerings of up to a period of 27 months, which will consist of one offering period. During the offering period, payroll contributions will accumulate without interest and, on the last trading day of the offering period, accumulated payroll deductions will be used to purchase shares of the Company’s common stock. For the year ended December 31, 2025, the Company recognized equity-based compensation expense related to the ESPP of $0.1 million, which is included in general and administrative expenses in the consolidated statements of operations.

2021 Equity and Incentive Compensation Plan

On January 1, 2021, the BKV Corporation Long-Term Incentive Plan (the “2021 Plan”) was established. Upon consummation of the IPO, 7,724,499 RSUs were considered to have been granted under ASC 718 - Compensation-Stock Compensation (“ASC 718”), when taking into consideration PRSUs at the maximum performance level and TRSUs anticipated to be legally granted in the three years following inception. As of December 31, 2024, the awards considered granted under ASC 718 since inception equaled the number of RSUs legally granted. Prior to the Company’s IPO, RSUs under the 2021 Plan were recognized in mezzanine equity on the consolidated statements of stockholders’ equity and mezzanine equity, and were valued using unobservable inputs. See Note 6 - Fair Value Measurements for further detail.

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

		Weighted
		Average Grant
(in thousands, except per share amounts)	Shares	Date Fair Value
Unvested PRSUs as of January 1, 2024	3,967	$19.02
Vested (1)	(3,963)	$19.02
Forfeited (2)	(4)	$19.02
Unvested PRSUs as of December 31, 2024	—	$—
(1)	For the year ended December 31, 2024, the total weighted average fair value of the shares vested was $28.25.
(2)	Forfeited award amounts took into consideration performance shares at the maximum performance level.

Due to the PRSU cliff vest, there was no equity-based compensation under the 2021 Plan for the years ended December 31, 2025 and 2024. For the year ended December 31, 2023, equity-based compensation related to the PRSUs was $22.2 million. This cost is included in general and administrative expenses in the consolidated statements of operations.

Time-Based Restricted Stock Units

The following table summarizes the TRSU activity under the 2021 Plan for the year ended December 31, 2024:

		Weighted
		Average Grant
(in thousands, except per share amounts)	Shares	Date Fair Value
Unvested TRSUs as of January 1, 2024	727	$22.37
Vested (1)	(659)	$22.12
Forfeited	(68)	$22.12
Unvested TRSUs as of December 31, 2024	—	$—
(1)	For the year ended December 31, 2024, the total weighted average fair value of the shares vested was $22.34.

For the years ended December 31, 2024 and 2023, equity-based compensation expense related to the TRSUs under the 2021 Plan was $12.7 million and $3.6 million, respectively, which is included in general and administrative expenses in the consolidated statements of operations. Upon consummation of the IPO, the remaining TRSUs from the 2021 Plan vested.

Note 13 - Stockholders’ Equity and Mezzanine Equity

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

As part of the Bedrock Acquisition, the Company issued 5,233,957 shares of BKV’s common stock to the Seller at a closing price of $23.74 at September 29, 2025. In accordance with the Bedrock Purchase Agreement, the number of shares issued was determined by dividing $110.0 million by $21.0166, the volume weighted average price of BKV common stock during the 20 consecutive trading-day period ending August 7, 2025. As of September 29, 2025 the date of the Bedrock Acquisition, the fair value of stock consideration was $124.3 million. Issuance costs related to the Bedrock Acquisition of $0.3 million were recorded as a reduction to additional paid-in capital. See Note 3 - Acquisition and Dispositions for further detail on the Bedrock Acquisition.

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

On September 27, 2023, the Company made a capital call on BNAC of $150.0 million, and pursuant to the requirements of the existing stockholders’ agreement, BNAC made a capital contribution in exchange for 7,500,000 shares of BKV common stock. To comply with a financial covenant under the Term Loan Credit Agreement, $138.3 million of BNAC’s capital contribution was placed in a debt service reserve account, which was released upon termination of the Term Loan Credit Agreement. See Note 2 - Summary of Significant Accounting Policies for further information.

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

Minority Ownership Puttable Shares — Mezzanine Equity

On May 1, 2020, the Company issued 47,350,000 shares, of which, 1,114,385 shares were issued to certain non-controlling management shareholders of BKV as a part of a series of acquisitions, including the corporate restructuring of BKV Corp, and 1,000,000 shares were issued as part of the merger with Kalnin Ventures LLC (collectively, the “Management Shares”). As of December 31, 2023, there were 1,976,689 of these minority shares outstanding. Upon consummation of the IPO, all Management Shares were converted into common stock. The Management Shares included a put and call feature which required BKV to repurchase shares from these shareholders upon the occurrence of certain events stipulated in the Stockholders’ Agreement at either $20.00 per share or the fair market value per share, depending on the type and timing of the triggering event. In addition, BKV had the right to call and repurchase the Management Shares upon the occurrence of certain events stipulated in the Stockholders’ Agreement at either $20.00 per share or the fair market value per share, depending on the type and timing of the triggering event. Since the shares were not mandatorily redeemable, but could become redeemable at the option of the holder, the fair market value of the Management Shares upon issuance was recognized within mezzanine equity. As of December 31, 2023, management determined it was probable that the shares would become redeemable at the end of the three-year period and elected to carry the shares at redemption value, or fair market value, in mezzanine equity on the consolidated balance sheets. During the years ended December 31, 2024 and 2023, the Company recognized adjustments for the years ended December 31, 2024 and 2023, of $0.5 million, and $2.5 million, respectively, to the carrying value of the Management Shares to adjust to redemption value.

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

BKV-CIP Joint Venture

On May 8, 2025, BKV dCarbon Ventures, together with C Squared Solutions, Inc. (the “Class B Member”), a subsidiary of the Energy Transition Fund managed by Copenhagen Infrastructure Partners (CIP), and for the limited purposes specified therein, BKV Corporation, entered into the BKV-CIP JV Agreement forming BKV dCarbon Project, LLC (the “BKV-CIP Joint Venture”) for the purpose of developing CCUS projects. On May 8, 2025, BKV dCarbon Ventures contributed to the BKV-CIP Joint Venture $40.3 million of CCUS assets that included the BKV dCarbon Barnett Zero, LLC and BKV dCarbon Las Tiendas, LLC and related assets (including the Barnett Zero and Eagle Ford CCUS projects), and $4.1 million of Section 45Q accrued receivables at carrying value, and committed to future contributions of certain CCUS projects, related assets, and/or cash in exchange for an interest in the BKV-CIP Joint Venture and 4,796,421 Class A Units at $10.00 per share. The Class B Member committed up to an initial $500.0 million in cash for use by the BKV-CIP Joint Venture in construction and operating new CCUS projects across the United States in exchange for no more than a 49% interest in the BKV-CIP Joint Venture. As of December 31, 2025 and during the year ended December 31, 2025, the Class B Member contributed $17.9 million, and received distributions of $1.2 million. In exchange for the Class B Member’s contribution to the BKV-CIP Joint Venture, the Class B Member has received a total of 1,791,155 of the BKV-CIP Joint Venture’s Class B Units at $10.00 per share.

Net income (loss) is allocated to each member pursuant to the BKV-CIP JV Agreement’s liquidation provisions. For the year ended December 31, 2025, BKV dCarbon Ventures and the Class B Member’s allocation in BKV-CIP Joint Venture’s net income (loss) was 53% and 47%, respectively.

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

Consideration
Cash	$6,927
Total consideration	6,927

Assets acquired and liabilities assumed
Cash and cash equivalents	$2,077
Account receivable, net	(624)
Other property, plant, and equipment, net	5,535
Accounts payable and accrued liabilities	(61)
Total net assets acquired	$6,927

Both the BKV-CIP Joint Venture and BKV-BPP Cotton Cove Joint Venture were formed to advance the Company’s CCUS strategy and do not represent a material business combination under ASC 805, Business Combination, as the assets acquired and liabilities assumed were not significant to the Company’s consolidated financial statements, and no goodwill or a bargain purchase gain was recognized.

Variable Interest Entities

The Company considers the BKV-BPP Power Joint Venture, the BKV-CIP Joint Venture, and the BKV-BPP Cotton Cove Joint Venture to each be a VIE in accordance with ASC 810, Consolidation as the Company is deemed to be the primary beneficiary of these joint ventures. Generally, a VIE is an entity with at least one of the following conditions: (i) the total equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support, or (ii) the holders of the equity investment at risk, as a group, lack the characteristics of having a controlling financial interest. The primary beneficiary of a VIE is an entity that has a variable interest or a combination of variable interests that provide such entity with a controlling financial interest in the VIE. An entity is deemed to have a controlling financial interest in a VIE if it has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company’s control over BKV-BPP Power is derived from its governance rights and its role in directing the day-to-day operational activities through its participation on a 12-member board of managers (the “BKV-BPP Power Board”), nine of whom are appointed by the Company and three of whom are appointed by BPPUS. The BKV-BPP Power Board has overall management and oversight of BKV-BPP Power, including approval of budgets, business plans, and key commercial and financing decisions. The Company directs plant operations, commercial optimization, fuel procurement, and marketing and risk management activities, through its operational role and participation in the governance of BKV-BPP Power. The Company’s economic exposure is primarily based on its 75% ownership interest, which entitles it to a majority of distributions and results of operations and exposes it to a majority of potential losses. In addition, the Company is generally required to fund its proportionate share of capital contributions in accordance with the BKV-BPP Power LLC Agreement.

The assets of BKV-BPP Power may only be used to settle its obligations, and the liabilities of BKV-BPP Power do not have recourse to the general credit of the Company, except to the extent of the Company’s investment and any contractual commitments. In addition, distributions from BKV-BPP Power may be subject to restrictions under its debt agreements or other contractual arrangements.

The Company’s control over the BKV-CIP Joint Venture is derived from its ability to direct the development and execution of CCUS projects that most significantly impact the economic performance of this joint venture, including project development, capital deployment, and operational execution of CCUS projects through its management and oversight of these activities. The Company’s economic exposure is based on its ownership interest and its obligation to absorb losses, or the right to receive benefits from the BKV-CIP Joint Venture.

The Company’s control over BKV-BPP Cotton Cove is derived from its majority ownership interest and governance rights, which provide the Company with the ability to direct the activities that most significantly impact the joint venture’s economic and operational performance, including the development and operation of CCUS-related assets. The Company’s economic exposure is based on its ownership interest, including its potential earnings and losses, including funding its proportionate share of capital contributions in accordance with the respective agreements.

The assets and liabilities of these consolidated VIEs are included within the respective line items of the Company’s consolidated balance sheets. The assets of the consolidated VIEs may only be used to settle obligations of the respective VIEs, and the liabilities of the consolidated VIEs do not have recourse to the general credit of the Company, except to the extent of the Company’s investment and any contractual commitments. The BKV-BPP Power Joint Venture, the BKV-CIP Joint Venture, and BKV-BPP Cotton Cove are exposed to similar operational risks as the Company, and are each monitored and evaluated on a similar basis by management. The carrying amounts and classification of the consolidated VIE assets and liabilities included in the consolidated balance sheets are as follows (excluding intercompany balances):

	December 31, 2025
		BKV-CIP Joint	BKV-BPP Cotton
(in thousands)	BKV-BPP Power	Venture	Cove
Assets
Current assets
Cash and cash equivalents	$49,015	$1,331	$3,744
Restricted cash	15,846	—	—
Accounts receivable, net	28,618	11,749	568
Other current assets	30,360	654	—
Total current assets	123,839	13,734	4,312
Other property, plant, and equipment, net	806,673	55,452	16,606
Other assets	9,469	—	—
Total assets	$939,981	$69,186	$20,918

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$22,553	$4,880	$2,269
Other current liabilities	18,374	—	—
Total current liabilities	40,927	4,880	2,269
Other liabilities	641,947	—	—
Total liabilities	$682,874	$4,880	$2,269

December 31, 2024
(in thousands)	BKV-BPP Power
Assets
Current assets
Cash and cash equivalents	$66,355
Restricted cash	15,775
Accounts receivable, net	21,202
Other current assets	37,533
Total current assets	140,865
Other property, plant, and equipment, net	839,497
Other assets	2,994
Total assets	$983,356

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$41,158
Other current liabilities	29,836
Total current liabilities	70,994
Other liabilities	685,045
Total liabilities	$756,039

Noncontrolling Interests

Noncontrolling interests held by BPPUS of 25% and 49% in BKV-BPP Power and BKV-BPP Cotton Cove, respectively, are presented as noncontrolling interest within equity on the consolidated balance sheets.

Pursuant to the BKV-CIP JV Agreement, the Class B Units are not mandatorily redeemable or currently redeemable, but become exercisable by the Class B Member with the passage of time beginning on May 8, 2027. The Company determined that there is an embedded put option in the Class B Units, which contains redemption features that are not solely within the control of the Company. Therefore, the shares of the BKV-CIP Joint Venture’s Class B Units have been classified as noncontrolling interest within mezzanine equity on the Company’s consolidated balance sheets. The redemption value of the Class B Units is based on a 1.65x multiple of invested capital, reduced by cumulative distributions made to the Class B Member. The contributions from the Class B Member are accreted to the redemption value over a period from issuance to the earliest redemption date (using the effective interest method) with the accretion accounted for as a dividend paid to the Class B Member. As of December 31, 2025, the carrying value of the Class B Units was $13.0 million, compared to an estimated redemption value of approximately $28.3 million.

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

BKV-BPP Power relies on the Texas ERCOT system as the destination of produced energy in the State of Texas. If the Texas ERCOT system was not available to the Company, this would have a material adverse effect on the Company’s financial results.

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

Substantially all of the Company’s accounts receivable, net result from the sale of natural gas, joint interest billings, and power sales. The Company sells the substantial majority of its natural gas, NGLs, and oil to fewer than five customers and bills working interest owners for costs related to development of the Company’s natural gas properties. As of December 31, 2025 and 2024, one purchaser accounted for 62% and 51%, respectively, of accounts receivable - contracts with customers. For the year ended December 31, 2025, two customers each accounted for approximately 59% and 13%, respectively, of the Company’s revenue from contracts with customers, totaling $675.9 million and $147.6 million, respectively. For the year ended December 31, 2024, three customers each accounted for approximately 47%, 18%, and 10%, respectively, of the Company’s revenue from contracts with customers, totaling $380.6 million, $146.0 million, and $82.6 million, respectively. For the year ended December 31, 2023, the same three customers each accounted for approximately 47%, 17%, and 10%, respectively, of the Company’s revenue from contracts with customers, totaling $476.5 million, $170.6 million, and $104.0 million, respectively. Additionally, for the year ended December 31, 2023, a fourth customer accounted for approximately 13% of the Company’s revenue from contracts with customers, totaling $129.8 million. The Company does not believe that the loss of these customers would have a material adverse effect on the consolidated financial statements because alternative customers are readily available.

Note 16 - Commitments and Contingencies

The Company may be subject to various claims, title matters, and legal proceedings arising in the ordinary course of business, including environmental contamination claims, personal injury and property damage claims, claims related to joint interest billings and other matters under natural gas operating agreements, and other contractual disputes. The Company maintains general liability and other insurance to cover some of these potential liabilities. The Company accrues for a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If a loss is probable or reasonably possible, but the loss or range of loss cannot be reasonably estimated, the Company discloses the nature of the contingency, but does not accrue for the loss until a reasonable estimate or range becomes available. As of December 31, 2025, the Company has recorded an aggregate accrual of approximately $1.7 million, which is included in other current liabilities in the consolidated balance sheets.

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

BKV-BPP Power has commitment agreements with third parties to support the operation, fuel supply, and commercialization of its power generation assets. These agreements include energy management, fuel transportation and storage, operations and maintenance, and administrative service arrangements with terms expiring through 2028.

On November 1, 2017, BKV-BPP Power entered into a ten year firm natural gas transportation agreement for firm delivery quantity. As of December 31, 2025 and 2024, $0.3 million of imbalance penalties were included in accounts payable and accrued liabilities on the consolidated balance sheets. During the years ended December 31, 2025, 2024, and 2023, BKV-BPP Power incurred $3.4 million, $2.9 million, and $1.4 million, respectively of imbalance penalties, which were included in fuel commodity costs on the consolidated statements of operations.

A summary of the Company’s commitments as of December 31, 2025, is provided in the following table:

(in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Temple Term Loan Facility	10,000	10,000	381,883	—	—	—	401,883
Temple Revolving Facility	—	—	60,000	—	—	—	60,000
Interest payable	10,104	—	—	—	—	—	10,104
BKV-BPP Power commitment agreements	5,647	4,891	401	—	—	—	10,939
Temple I Loan Agreements	191,000	—	—	—	—	—	191,000
Interest payable on Temple I Loan Agreements	2,969	—	—	—	—	—	2,969
Operating lease payments	6,216	1,139	924	947	978	2,684	12,888
Transportation commitments	70,249	62,062	53,909	34,257	5,913	33,016	259,406
Total	$296,185	$78,092	$497,117	$35,204	$6,891	$35,700	$949,189

Note 17 - Income Taxes

The Company’s income (loss) before income taxes has been incurred in the United States. The Company’s income tax expense (benefit) consisted of the following:

Tax Expense (Benefit)

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current tax expense (benefit)
United States federal income tax	$(474)	$567	$—
Various state income taxes	(529)	639	(4,169)
Total current income tax expense (benefit)	(1,003)	1,206	(4,169)
Deferred tax expense (benefit)
United States federal income tax	38,126	(43,445)	31,338
Various state taxes	(270)	(194)	2,954
Total deferred income tax expense (benefit)	37,856	(43,639)	34,292
Income tax expense (benefit)	$36,853	$(42,433)	$30,123

In 2025, the Company adopted ASU 2023-09, Income Taxes: Improvement to Income Tax Disclosures (see Note 2 - Summary of Significant Accounting Policies). The following table reconciles the provision for income taxes using the federal statutory rate to the Company’s effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the years ended December 31, 2025, 2024, and 2023. Income tax expense (benefit) attributable to pre-tax income differed from the amounts computed by applying the U.S. federal statutory income tax rate of 21% to pre-tax income by the following:

	Year Ended December 31,
	2025		2024		2023
($ in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income (loss) before income taxes	$225,169		$(175,813)		$162,146

U.S. federal tax at statutory tax rate	$47,285	21.0%	$(36,921)	21.0%	$34,051	21.0%
State and local income taxes, net of federal income tax effect	(805)	(0.4)%	100	(0.1)%	(1,237)	(0.8)%
Tax credits
Investment tax credit	—	—%	(1,010)	0.6%	—	—%
Marginal well credit	(10,226)	(4.5)%	(7,644)	4.3%	(94)	(0.1)%
Nontaxable or nondeductible items
Section 162(m) limitation	1,756	0.8%	8,881	(5.1)%	—	—%
Excess tax benefits from vesting of restricted shares	(167)	(0.1)%	(3,829)	2.2%	(373)	(0.2)%
Section 45Q tax credits	(855)	(0.4)%	(2,944)	1.7%	(147)	(0.1)%
Other, net	(201)	(0.1)%	(967)	0.6%	89	0.1%
Other adjustments	66	—%	1,901	(1.1)%	(2,166)	(1.3)%
Income tax expense (benefit)	$36,853	16.4%	$(42,433)	24.1%	$30,123	18.6%

State taxes in Texas and Pennsylvania made up the majority of the tax effect in the state and local income taxes category. Income taxes paid (net of refunds) consisted of the following for the years ended December 31, 2025, 2024 and 2023:

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

Deferred income taxes reflect the impact of temporary differences between assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences giving rise to net deferred tax assets and liabilities is as follows:

Recognized Deferred Income Tax Assets and Liabilities

	December 31,
(in thousands)	2025	2024
Deferred tax assets
Fair value of derivative financial instruments	$—	$9,018
Asset retirement obligations	51,528	46,240
Equity-based compensation	1,649	494
Contingent consideration	353	4,597
Interest expense carryforward	34,836	33,029
Net operating loss carryforward	67,693	35,826
Accrued bonuses	5,226	4,218
Marginal well credit	23,669	13,180
Other	4,441	7,373
Total deferred tax asset	189,395	153,975
Deferred tax liabilities
Property and equipment	(243,261)	(193,978)
Investment in joint venture	(56,344)	(50,287)
Fair value of derivative financial instruments	(15,240)	—
Other	(3,389)	(2,460)
Total deferred tax liability	(318,234)	(246,725)
Deferred tax liability, net	$(128,839)	$(92,750)

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

Due to the proportional change in BNAC’s beneficial ownership of the Company following the IPO, the Company was deconsolidated from BNAC for federal income tax purposes. In accordance with the Code and related regulations, the Company allocated the cumulative NOL carryforwards, Section 163(j) interest expense carryforwards, and other general business tax credits between BNAC and the Company. These allocations impacted the Company’s deferred tax liability, net balance by increasing the NOL carryforward by $1.8 million and $14.3 million as of December 31, 2025 and 2024, respectively, and increasing general business tax credits by $2.5 million, while reducing the Section 163(j) interest expense carryforward by $6.3 million as of December 31, 2024. The net impact was recorded as an adjustment to additional paid-in capital, as reflected in the table above.

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

Note 18 - Earnings Per Share

Basic net income (loss) per common share attributable to BKV for each period is calculated by dividing net income (loss) attributable to BKV, adjusted for accretion to redemption value of the Class B Units, by the basic weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share attributable to BKV is calculated by dividing net income (loss) attributable to BKV, adjusted for accretion to redemption value of the Class B Units, by the diluted weighted average number of common shares outstanding for the respective period. Any remeasurement of the accretion to redemption value of the Class B Units subject to possible redemption was considered to be dividends paid to the Class B Member. Accordingly, accretion is deducted from net income (loss) in the calculation of earnings per share. Diluted weighted average number of common shares outstanding and the dilutive effect of potential common shares is calculated using the treasury method. The Company includes potential shares of common stock for PRSUs and TRSUs in the calculation of diluted weighted average shares outstanding based on the number of common shares that would be issuable if the end of the reporting period was also the end of the performance period. During periods in which the Company incurred a net loss, diluted weighted average common shares outstanding were equal to basic weighted average of common shares outstanding because the effect of all potential common shares was anti-dilutive.

The following is the calculation of basic and diluted net income (loss) per common share attributable to BKV for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Net income (loss) attributable to BKV	$179,156	$(138,651)	$123,556
Accretion of Class B Units to redemption value	(1,422)	—	—
Net income (loss) including accretion of Class B Units to redemption value	$177,734	$(138,651)	$123,556

Basic weighted average common shares outstanding	86,581	71,288	60,730
Add: dilutive effect of TRSUs	173	—	172
Add: dilutive effect of PRSUs	69	—	3,478
Diluted weighted average of common shares outstanding	86,823	71,288	64,380
Weighted average number of outstanding securities excluded from the calculation of diluted loss per share
TRSUs	—	264	—
PRSUs	—	2,523	—

Net income (loss) per common share attributable to BKV:
Basic	$2.05	$(1.94)	$2.03
Diluted	$2.05	$(1.94)	$1.92

Note 19 - Reportable Segments

Effective January 30, 2026, the Company completed the acquisition of an additional 25% ownership interest in the BKV-BPP Power Joint Venture from BPPUS in a transaction between entities under common control. As a result, the Company retrospectively adjusted its consolidated financial statements in accordance with ASC 805-50 to reflect the BKV-BPP Power Joint Venture as if it had been consolidated for all periods presented. Consequently, the Company revised its reportable segments and retrospectively recast prior-period segment information to conform to the current presentation.

The Company’s natural gas production, natural gas midstream, and power generation business lines, all of which are located within the United States, are organized into two reportable segments for financial reporting purposes: (i) Upstream/Midstream and (ii) Power. In addition, the Company has an “All Other” category, which includes its Corporate and Other operating segment. The Corporate and Other operating segment includes the Company’s remaining non-reportable segment operations consisting primarily of its CCUS business line and general corporate expenses not allocated to its reportable segments.

The CODM evaluates the financial results of each of the reportable segments, primarily segment revenues, significant segment expenses, and other segment items, and allocates resources, manages liquidity, and assesses overall Company performance relative to budget. The CODM also monitors total assets and capital expenditures by segment.

The Company’s Upstream/Midstream segment is engaged in the acquisition, operation, exploration, development, and production of natural gas, NGLs, and oil in the Barnett and NEPA, and the commercial and midstream services such as gathering and transportation, marketing services, and commodity risk management activities.

The Company’s Power segment is engaged in electricity generation, wholesale energy sales and purchases, and retail marketing operations. These activities are conducted through the BKV-BPP Power Joint Venture in which the Company holds a 75% ownership interest. Subsidiaries of the BKV-BPP Power Joint Venture own the Temple Plants, which are modern combined-cycle gas and steam turbine power plants located in the ERCOT North Zone in Temple, Texas, and operate a retail marketing business throughout the deregulated portions of Texas.

The Company’s Corporate and Other operating segment includes BKV Corp, shared services, and the results of the Company’s carbon capture and sequestration business, which focuses on reducing GHG emissions by capturing CO2 from Company-owned and third-party operations, as well as other energy and industrial sources. Transactions between reportable segments are primarily related to administrative services provided under intercompany service agreements and are recorded based on the costs specified in those agreements. Intercompany eliminations are included within the Corporate and Other segment for purposes of segment reporting.

The following tables present the Company’s segment revenues and other operating income, significant segment operating expenses, and segment income (loss) from operations:

	Year Ended December 31, 2025
			Total
	Upstream/		Reportable	Corporate
(in thousands)	Midstream	Power	Segments	and Other	Total
Revenues and other operating income
Natural gas, NGL, and oil sales	$857,597	$—	$857,597	$—	$857,597
Power revenues	—	248,752	248,752	—	248,752
Midstream revenues	10,456	—	10,456	—	10,456
Derivative gains (losses), net	105,081	274,788	379,869	—	379,869
Marketing revenues	—	—	—	12,304	12,304
Section 45Q tax credits	—	—	—	11,752	11,752
Loss on sales of assets	(1,798)	—	(1,798)	(7)	(1,805)
Other	11,664	—	11,664	—	11,664
Total revenues and other operating income	$983,000	$523,540	$1,506,540	$24,049	$1,530,589
Operating expenses
Lease operating and workover	152,873	—	152,873	—	152,873
Fuel commodity costs	—	180,364	180,364	—	180,364
Purchased power	—	113,968	113,968	—	113,968
Taxes other than income	50,761	15,645	66,406	1	66,407
Gathering and transportation	250,849	—	250,849	—	250,849
Depreciation, depletion, amortization, and accretion	155,713	38,273	193,986	1,751	195,737
General and administrative	68,944	19,999	88,943	42,629	131,572
Power operating and maintenance	—	78,435	78,435	—	78,435
Other operating expenses	29,034	8,296	37,330	19,344	56,674
Total operating expenses	708,174	454,980	1,163,154	63,725	1,226,879
Income (loss) from operations	$274,826	$68,560	$343,386	$(39,676)	$303,710
Capital expenditures	$258,549	$4,954	$263,503	$41,616	$305,119

	Year Ended December 31, 2024
			Total
	Upstream/		Reportable	Corporate
(in thousands)	Midstream	Power	Segments	and Other	Total
Revenues and other operating income
Natural gas, NGL, and oil sales	$557,570	$—	$557,570	$—	$557,570
Power revenues	—	218,268	218,268	—	218,268
Midstream revenues	12,560	—	12,560	—	12,560
Derivative gains (losses), net	(34,152)	241,612	207,460	—	207,460
Marketing revenues	—	—	—	10,668	10,668
Section 45Q tax credits	—	—	—	14,021	14,021
Gain on sale of business	7,080	—	7,080	—	7,080
Gain on sales of assets	3,523	—	3,523	—	3,523
Other	6,631	—	6,631	—	6,631
Total revenues and other operating income	$553,212	$459,880	$1,013,092	$24,689	$1,037,781
Operating expenses
Lease operating and workover	136,991	—	136,991	—	136,991
Fuel commodity costs	—	118,662	118,662	—	118,662
Purchased power	—	108,327	108,327	—	108,327
Taxes other than income	34,961	12,843	47,804	48	47,852
Gathering and transportation	222,391	—	222,391	—	222,391
Depreciation, depletion, amortization, and accretion	215,541	37,967	253,508	1,992	255,500
General and administrative	59,417	14,524	73,941	36,090	110,031
Power operating and maintenance	—	81,071	81,071	—	81,071
Other operating expenses	12,647	1,809	14,456	6,738	21,194
Total operating expenses	681,948	375,203	1,057,151	44,868	1,102,019
Loss from operations	$(128,736)	$84,677	$(44,059)	$(20,179)	$(64,238)
Capital expenditures	$88,384	$4,445	$92,829	$12,532	$105,361

	Year Ended December 31, 2023
			Total
	Upstream/		Reportable	Corporate and
(in thousands)	Midstream	Power	Segments	Other	Total
Revenues and other operating income
Natural gas, NGL, and oil sales	$706,151	$—	$706,151	$—	$706,151
Power revenues	—	274,623	274,623	—	274,623
Midstream revenues	16,168	—	16,168	—	16,168
Derivative gains (losses), net	238,743	51,981	290,724	—	290,724
Marketing revenues	—	—	—	8,710	8,710
Section 45Q tax credits	—	—	—	701	701
Gain on sales of assets	2,162	—	2,162	45	2,207
Other	3,957	—	3,957	—	3,957
Total revenues and other operating income	$967,181	$326,604	$1,293,785	$9,456	$1,303,241
Operating expenses
Lease operating and workover	150,647	—	150,647	—	150,647
Fuel commodity costs	—	94,213	94,213	—	94,213
Purchased power	—	27,769	27,769	—	27,769
Taxes other than income	72,290	8,827	81,117	—	81,117
Gathering and transportation	248,990	—	248,990	—	248,990
Depreciation, depletion, amortization, and accretion	223,165	31,752	254,917	205	255,122
General and administrative	65,852	27,917	93,769	39,805	133,574
Power operating and maintenance	—	56,365	56,365	—	56,365
Other operating expenses	12,353	1,671	14,024	272	14,296
Total operating expenses	773,297	248,514	1,021,811	40,282	1,062,093
Income from operations	$193,884	$78,090	$271,974	$(30,826)	$241,148
Capital expenditures	$137,085	$13,797	$150,882	50,631	$201,513

The following table reconciles total segment income (loss) from operations to consolidated income before income taxes

	Year Ended December 31,
(in thousands)	2025	2024	2023
Total segment operating income (loss)	$343,386	$(44,059)	$271,974
Unallocated amounts:
Corporate and Other revenues and other operating income	24,049	24,689	9,456
Corporate and Other taxes other than income	(1)	(48)	—
Corporate and Other depreciation, depletion, amortization, and accretion	(1,751)	(1,992)	(205)
Corporate and Other general and administrative	(42,629)	(36,090)	(39,805)
Corporate and Other other operating expenses	(19,344)	(6,738)	(272)
Gains on contingent consideration liabilities	—	9,676	38,375
Interest expense, net	(87,876)	(116,369)	(122,820)
Loss on extinguishment of debt	—	(13,877)	—
Other income	9,335	8,995	5,443
Income (loss) before income taxes	$225,169	$(175,813)	$162,146

The following table presents total assets by reportable segment reconciled to total consolidated assets:

	December 31,
(in thousands)	2025	2024
Upstream/Midstream	$2,670,434	$2,016,352
Power	939,981	983,356
Total reportable segments	3,610,415	2,999,708
Corporate and Other	328,842	99,069
Total consolidated assets	$3,939,257	$3,098,777

Note 20 - Subsequent Events

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

On January 30, 2026, the Company completed the previously announced acquisition of an additional 25% interest in the BKV-BPP Power Joint Venture for aggregate consideration of $115.1 million in cash and 5,315,390 shares of Company common stock, which shares are subject to a 180-day lock-up. The aggregate purchase price was equal to (x) $376.0 million, less (y) 25% of BKV-BPP Power’s net indebtedness at the closing, payable 50% in cash and 50% in shares of the Company’s common stock. BKV-BPP Power’s net indebtedness was $582.9 million as of the closing date and the number of shares issued was determined by dividing the 50% of the aggregate purchase price by $21.6609, which represents the volume-weighted average price of the Company’s common stock during the 20 consecutive trading day period ended October 28, 2025. The Company funded the cash consideration for the transaction with a combination of cash on hand and the net proceeds from the underwritten public equity offering of 6,900,000 shares of Company common stock completed on December 3, 2025. Following the closing of the transaction, the Company and BPPUS own 75% and 25% of the BKV-BPP Power Joint Venture, respectively, and the Company consolidated the financial results of BKV-BPP Power into the Company’s consolidated financial results.

Also on January 30, 2026, the Company amended and restated its administrative service agreement with BKV-BPP Power LLC, effective January 1, 2026, to provide continued and updated administrative services and support to BKV-BPP Power. The amended and restated administrative service agreement has an initial term through December 31, 2026, and renews annually on January 1 for additional one-year terms unless mutually terminated. Fees under the administrative service agreement are reviewed and updated annually and are assessed based on services provided.

Note 21 - Supplemental Oil and Gas Disclosures (unaudited)

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

The Company’s oil and gas producing activities are included within its Upstream/Midstream reportable segment. The results of operations from natural gas and oil producing activities are not materially different from the applicable amounts presented within the consolidated financial statements and related segment disclosures. Accordingly, no supplemental disclosure information for the results of operations from natural gas and oil producing activities is included herein.

Natural Gas, NGL, and Oil Reserve Quantities

Estimates of the Company’s total proved reserves are based on studies performed by the Company’s internal engineering function and services provided by Ryder Scott, the Company’s independent third-party reserve engineer. As of and for the years ended December 31, 2025, 2024, and 2023, the Company’s estimates of total proved reserves are based on reserve reports prepared by Ryder Scott. Pricing for natural gas, NGLs, and oil is computed using the 12-month average index price, calculated as the unweighted arithmetic average for the first day of the month price for each month during the respective year. The process of estimating quantities of “proved” and “proved developed” and “proved undeveloped” natural gas, NGL, and oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering, and economic data. The Company’s reserve reports also include estimates of asset retirement obligations for all properties for which an asset retirement obligation exists. Estimates for asset retirement obligations include all costs associated with abandonment after salvage. The data used in the Company’s reserve reports may change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history, and continual reassessment of the viability of production under varying economic conditions. As a result, reserve estimates are subject to periodic revision. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data make these estimates generally less precise than other estimates included within the consolidated financial statements.

The following tables illustrate the changes in the Company’s quantities of net proved reserves:

	Natural Gas	NGL	Oil	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)
January 1, 2023	4,855,676	211,500	1,869	6,135,890
Revision of previous estimates	(1,828,619)	(25,570)	(704)	(1,986,263)
Extensions and discoveries	188,572	6,539	—	227,806
Improved recoveries	16,632	2,250	5	30,162
Production	(249,766)	(10,554)	(119)	(313,804)
December 31, 2023	2,982,495	184,165	1,051	4,093,791
Revision of previous estimates	(485,190)	(35,891)	(2,401)	(714,942)
Extensions and discoveries	79,148	9,197	813	139,208
Improved recoveries	38,224	10	2,324	52,228
Net sales of minerals in place	(149,963)	—	—	(149,963)
Production	(228,683)	(9,859)	(96)	(288,413)
December 31, 2024	2,236,031	147,622	1,691	3,131,909
Revision of previous estimates	1,753,200	73,155	1,472	2,200,960
Extensions and discoveries	118,208	1,891	—	129,554
Improved recoveries	18,109	407	1	20,560
Purchases of minerals in place	463,147	45,762	876	742,978
Production	(242,931)	(10,181)	(159)	(304,975)
December 31, 2025	4,345,764	258,656	3,881	5,920,986
Proved developed reserves as of:
January 1, 2023	2,443,072	156,399	992	3,387,418
December 31, 2024	2,059,983	134,016	878	2,869,347
December 31, 2025	3,097,864	183,111	1,763	4,207,108
Proved undeveloped reserves as of:
January 1, 2023	539,423	27,766	59	706,373
December 31, 2024	176,048	13,606	813	262,562
December 31, 2025	1,247,900	75,545	2,118	1,713,878

(in MMcfe)	Developed	Undeveloped	Total
January 1, 2023	4,829,733	1,306,157	6,135,890
Revision of previous estimates	(1,191,886)	(794,377)	(1,986,263)
Extensions and discoveries	1,289	226,517	227,806
Improved recoveries	30,162	—	30,162
Production	(313,804)	—	(313,804)
Undeveloped reserves converted to developed	31,924	(31,924)	—
December 31, 2023	3,387,418	706,373	4,093,791
Revision of previous estimates	(235,580)	(479,362)	(714,942)
Extensions and discoveries	—	139,208	139,208
Improved recoveries	52,228	—	52,228
Net sales of minerals in place	(103,887)	(46,076)	(149,963)
Production	(288,413)	—	(288,413)
Undeveloped reserves converted to developed	57,581	(57,581)	—
December 31, 2024	2,869,347	262,562	3,131,909
Revision of previous estimates	915,783	1,285,177	2,200,960
Extensions and discoveries	—	129,554	129,554
Improved recoveries	20,560	—	20,560
Purchases of minerals in place	494,590	248,388	742,978
Production	(304,975)	—	(304,975)
Undeveloped reserves converted to developed	211,803	(211,803)	—
December 31, 2025	4,207,108	1,713,878	5,920,986

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

Extensions and discoveries — Added 129.6 Bcfe of proved undeveloped reserves across 11.0 gross (8.9 net) locations driven by the Company’s optimized capital allocation and enhanced drilling program, which reduced costs and extended lateral lengths during the year ended December 31, 2025.

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

Conversions of proved undeveloped reserves to proved developed reserves — Consisted of 211.8 Bcfe related to the completion of 34.0 gross (31.0 net) wells during the year ended December 31, 2025 that were converted to proved developed wells, previously classified as proved undeveloped. Estimated future development costs relating to the development of the Company’s proved undeveloped reserves were $1.0 billion for the year ended December 31, 2025.

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

Extensions and discoveries — Primarily consisted of 139.2 Bcfe of proved undeveloped reserves across 16.0 gross (14.4 net) locations, driven by the Company’s optimized capital allocation and enhanced drilling program, which reduced costs and extended lateral lengths during the year ended December 31, 2024.

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

Revisions of previous estimates — Consisted of downward revisions to proved developed reserves and proved undeveloped reserves of 1,191.9 Bcfe and 273.1 Bcfe, respectively, as a result of lower average pricing during 2023 for natural gas, NGLs, and oil. Additional downward revisions were made to proved undeveloped reserves of 521.3 Bcfe due to lower capital spend and the resulting reduction in drilling activity during 2023. Changes to the Company’s drilling schedule moved the development of 112.0 gross (104.8 net) locations in NEPA and the Barnett beyond the SEC requirement of developing PUD reserves five years from initial booking. These 112.0 gross (104.8 net) locations remain in inventory of unproved locations to be developed outside of the next five years. The drilling schedule changes reflect the Company’s ongoing commitment to optimize its long-term plan to best develop its assets, maximize cash flow, and produce economic returns.

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

The following table details the Standardized Measure related to proved reserves as of the periods presented:

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as we qualify as an “emerging growth company” as of December 31, 2025.

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

		Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1+‡	Purchase and Sale Agreement, dated December 17, 2019, between Devon Energy Production Company, L.P. and BKV Barnett, LLC.	S-1	333-268469	2.1	11/18/2022

2.2+	First Amendment to Purchase and Sale Agreement, dated April 13, 2020, among Devon Energy Production Company, L.P., BKV Barnett, LLC and, solely with respect to the sections listed therein, BKV Oil & Gas Capital Partners, L.P.	S-1	333-268469	2.2	11/18/2022

2.3+	Purchase and Sale Agreement, dated May 18, 2022, between XTO Energy Inc., Barnett Gathering, LLC, BKV North Texas, LLC and BKV Midstream, LLC.	S-1	333-268469	2.3	11/18/2022

2.4+‡	Membership Interest Purchase Agreement, dated as of August 7, 2025, by and among BKV Upstream Midstream, LLC, Bedrock Energy Partners, LLC, certain of its subsidiaries and, solely for certain limited purposes set forth herein, BKV Corporation.	10-Q	001-42282	2.1	11/10/2025

2.5+	Membership Interest Purchase Agreement, dated as of October 29, 2025, by and between BKV Corporation and Banpu Power US Corporation.	10-Q	001-42282	2.2	11/10/2025

3.1	Second Amended and Restated Certificate of Incorporation of BKV Corporation.	8-K	001-42282	3.1	9/27/2024

3.2	Second Amended and Restated Bylaws of BKV Corporation.	8-K	001-42282	3.2	9/27/2024

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-42282	4.1	3/6/2026

4.2	Indenture, dated as of September 26, 2025, by and among BKV Upstream Midstream, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (including Form of Note).	8-K	001-42282	4.1	10/1/2025

4.3	First Supplemental Indenture, dated as of September 29, 2025, by and among BKV Upstream Midstream, LLC, Bedrock Production, LLC, Bedrock Development Partners, LLC, Bedrock ABS I Holdings, LLC, Bedrock ABS I, LLC and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-42282	4.2	10/1/2025

10.1†	Employment Agreement, dated August 4, 2020, between BKV Corporation and Christopher P. Kalnin.	S-1	377-06312	10.16	8/12/2022

10.2†	Employment Agreement, dated February 18, 2020, between Kalnin Ventures LLC and Eric Jacobsen.	S-1	377-06312	10.18	8/12/2022

10.3†	Employment Agreement, dated October 15, 2018, between Kalnin Ventures LLC and Lindsay B. Larrick.	S-1	377-06312	10.20	8/12/2022

10.4†	Employment Agreement, dated April 1, 2018, between Kalnin Ventures LLC and An Sao (Ethan) Ngo.	S-1	377-06312	10.21	8/12/2022

10.5†	Limited Liability Company Agreement of BKV-BPP Power LLC dated October 29, 2021.	S-1	377-06312	10.22	8/12/2022

10.6†	BKV Corporation Non-Employee Director Compensation Program.	S-1	377-06312	10.24	9/16/2022

10.7†	Letter Agreement, dated November 14, 2022, between Kalnin Ventures, LLC and Barry Turcotte.	S-1	333-268469	10.31	12/22/2022

10.8†	Employment Agreement, effective October 9, 2023, between BKV Corporation and Mary Rita Valois.	S-1	333-268469	10.42	1/12/2024

10.9	Credit Agreement dated as of June 11, 2024 among BKV Corporation, BKV Upstream Midstream, LLC, Citibank, N.A., and the Lenders party thereto.	S-1	333-268469	10.44	7/5/2024

10.10	Stockholders’ Agreement, dated September 27, 2024, by and between BKV Corporation and Banpu North America Corporation.	8-K	001-42282	10.1	9/27/2024

10.11	Amended and Restated Tax Sharing Agreement, dated September 27, 2024, by and between BKV Corporation and Banpu North America Corporation.	8-K	001-42282	10.2	9/27/2024

10.12†	BKV Corporation 2024 Equity and Incentive Compensation Plan (the “2024 Plan”).	8-K	001-42282	10.3	9/27/2024

10.13†	Time Restricted Stock Unit Award Notice and Award Agreement under the 2024 Plan (CEO).	8-K	001-42282	10.4	9/27/2024

10.14†	Performance-Based Restricted Stock Unit Award Notice and Award Agreement under the 2024 Plan (CEO).	8-K	001-42282	10.5	9/27/2024

10.15†	Time Restricted Stock Unit Award Notice and Award Agreement under the 2024 Plan (Non-CEO Employee).	8-K	001-42282	10.6	9/27/2024

10.16†	Performance-Based Restricted Stock Unit Award Notice and Award Agreement under the 2024 Plan (Non-CEO Employee).	8-K	001-42282	10.7	9/27/2024

10.17†	Restricted Stock Unit Award Notice and Award Agreement under the 2024 Plan (Director).	8-K	001-42282	10.8	9/27/2024

10.18†	Form of Director and Officer Indemnity Agreement.	8-K	001-42282	10.9	9/27/2024

10.19†	Transition and Mutual Separation Agreement, dated as of February 3, 2025, between BKV Corporation and John T. Jimenez.	8-K	001-42282	10.1	2/3/2025

10.20†	Employment Agreement, dated as of February 3, 2025, between BKV Corporation and David R. Tameron.	8-K	001-42282	10.2	2/3/2025

10.21†	Amended and Restated Employment Agreement, dated as of February 3, 2025, between BKV Corporation and Eric S. Jacobsen.	8-K	001-42282	10.3	2/3/2025

10.22	Second Amendment to Credit Agreement, dated as of May 6, 2025 among BKV Corporation, BKV Upstream Midstream, LLC, Citibank, N.A., and the Lenders party thereto.	10-Q	001-42282	10.4	5/9/2025

10.23‡	Limited Liability Company Agreement of BKV dCarbon Project, LLC dated as of May 8, 2025 by BKV dCarbon Ventures, LLC and C Squared Solutions, Inc. and for the limited purposes specified herein, BKV Corporation.	10-Q	001-42282	10.2	8/12/2025

10.24	Third Amendment to Credit Agreement, dated as of September 22, 2025, among BKV Corporation, as guarantor, BKV Upstream Midstream, LLC, as borrower, certain subsidiaries of BKV Upstream Midstream, LLC, as guarantors, Citibank, N.A., as administrative agent, and the lenders party thereto.	8-K	001-42282	10.1	9/22/2025

10.25	Registration Rights Agreement, dated as of September 29, 2025, by and between BKV Corporation and Bedrock Energy Partners, LLC.	10-Q	001-42282	10.2	11/10/2025

10.26+	Fourth Amendment to Credit Agreement, dated as of October 27, 2025, among BKV Corporation, as guarantor, BKV Upstream Midstream, LLC, as borrower, certain subsidiaries of BKV Upstream Midstream, LLC, as guarantors, Citibank, N.A., as administrative agent, and the lenders party thereto.	10-Q	001-42282	10.3	11/10/2025

10.27	Registration Rights Agreement, dated as of January 30, 2026, by and between BKV Corporation and Banpu Power US Corporation.	8-K	001-42282	10.1	1/30/2026

10.28+	Amended and Restated Limited Liability Company Agreement of BKV-BPP Power LLC, dated as of January 30, 2026.	8-K	001-42282	10.2	1/30/2026

10.29†	Amended and Restated BKV Corporation 2024 Equity and Incentive Compensation Plan.	10-K	001-42282	10.29	3/6/2026

10.30†	Employment Agreement, dated as of April 3, 2025, between BKV Corporation and Dilanka Seimon.	10-K	001-42282	10.30	3/6/2026

19.1	Insider Trading Policies and Procedures.	10-K	001-42282	19.1	3/31/2025

21.1	List of Subsidiaries of BKV Corporation.	10-K	001-42282	21.1	3/6/2026

23.1	Consent of PricewaterhouseCoopers LLP.					X

23.2	Consent of Ryder Scott Company, L.P.	10-K	001-42282	23.2	3/6/2026

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Clawback Policy of BKV Corporation.	10-K	001-42282	97.1	3/31/2025

99.1	Ryder Scott Company, L.P., Summary of Reserves at December 31, 2025(SEC Pricing) (Total Company Assets).	10-K	001-42282	99.1	3/6/2026

99.2	Ryder Scott Company, L.P., Summary of Reserves at December 31, 2025(NYMEX Pricing) (Total Company Assets).	10-K	001-42282	99.2	3/6/2026

101.INS	Inline XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (embedded within the inline XBRL document).					X
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

BKV CORPORATION

Date: August 19, 2026	By:	/s/ David R. Tameron
David R. Tameron
Chief Financial Officer
(Principal Financial Officer)