Form 10-Q
period 2026-09-30
BKV Corp
filed 2026-11-05
CIK 1838406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☒
As of October 30, 2026, 107,991,704 shares of the registrant's common stock were outstanding.

Glossary of Commonly Used Terms
“2025 Equity Offering” refers to the underwritten public offering of 6,900,000 shares of our common stock completed on December 3, 2025 for net proceeds of $170.1 million.
“2026 Equity Offering” refers to the underwritten public offering of 7,003,813 shares of our common stock offered by the Company and 4,142,089 shares of our common stock offered by Bedrock as the selling stockholder completed on March 12, 2026 for net proceeds to the Company of $185.5 million.
“2030 Senior Notes” refers to the $500.0 million aggregate principal amount of 7.50% senior unsecured notes due 2030 issued by BKV Upstream Midstream.
“2031 Convertible Senior Notes” refers to the $575.0 million aggregate principal amount of 1.625% convertible senior unsecured notes due 2031 issued by BKV Corporation.
“ABR” refers to the alternative borrowing rate.
“Banpu” refers to our sponsor, Banpu Public Company Limited, a public company listed on the Stock Exchange of Thailand and the ultimate parent company of BKV Corporation, BNAC, Banpu Power, and BPPUS.
“Banpu Power” refers to Banpu Power Public Company Limited, a public company listed on the Stock Exchange of Thailand. Banpu owns approximately 91.1% of Banpu Power as of September 30, 2026.
“Barnett” refers to the Barnett Shale in the Fort Worth Basin of Texas.
“Barnett Acquisition” refers to the acquisition by BKV Upstream Midstream of certain operated and non-operated oil and natural gas properties, a natural gas processing plant and certain other midstream support assets, a CCUS sequestration site, and certain other assets in the Barnett formation, which closed on September 15, 2026.
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
“BKV Power Ventures Bell” refers to BKV Power Ventures Bell, LLC, a Delaware limited liability company and wholly-owned subsidiary of BKV-BPP Power.
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
“Code” refers to the Internal Revenue Code of 1986, as amended.
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
“Mont Belvieu” refers to the Mont Belvieu, Texas natural gas liquids market hub.
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
“proved reserves” refers to quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations.

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
“Section 162(m)” refers to Section 162(m) of the Code limiting a company’s tax deduction for certain executive compensation to $1 million per “covered employee” per year.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact contained in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management and dividend policy, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “seek,” “envision,” “forecast,” “target,” “predict,” “may,” “should,” “would,” “could,” “will,” the negative of these terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements include, but are not limited to, the anticipated benefits, opportunities and results with respect to the Barnett Acquisition, the BKV-BPP Power Joint Venture Transaction, and the Bedrock Acquisition, including any expected value creation from these transactions, and any reserves additions, midstream opportunities, and other anticipated impacts from these transactions, as well as other aspects of the transactions, and any anticipated efficiencies, power plant reliability, and strategic growth and power purchase agreement opportunities relating to the Barnett Acquisition, the BKV-BPP Power Joint Venture, or the BKV-BPP Power Joint Venture Transaction, as well as guidance, projected or forecasted financial and operating results, future liquidity, leverage, results in certain basins, objectives, project timing, the anticipated benefits of reporting segment changes, expectations and intentions, regulatory and governmental actions, and other statements that are not historical facts. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.
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
•potential conflicts of interest with, and differing strategic, economic or business interests of, our joint venture partners and other strategic counterparties;
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
•business or leasehold acquisitions and integration of acquired businesses, including the Bedrock Acquisition and the Barnett Acquisition, with our business;
•our ability to develop existing prospects;
•costs of developing our properties and of conducting our operations;
•our plans to establish midstream contracts that allow us to supply our own natural gas directly to the Temple Plants;

•our plans to continue to build out our power generation business, including our ability to obtain the necessary equipment and financing, to enforce cost reimbursement arrangements, and to enter into one or more power purchase agreements;
•our plans to continue to build out our retail power business applicable to the power generated by the Temple Plants;
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
•the effects of the capped call transactions entered into in connection with our 2031 Convertible Senior Notes on the market price of our common stock or our financial condition;
•the effects of the conditional conversion feature of our 2031 Convertible Senior Notes, if triggered, on the market price of our common stock or our financial condition;
•our ability to expand our business, including through the recruitment and retention of skilled personnel;
•our future operating results;
•the anticipated benefits of the Barnett Acquisition, the BKV-BPP Power Joint Venture Transaction, and the Bedrock Acquisition;
•the impact of the One Big Beautiful Bill Act of 2025 (the “OBBBA”); and
•our plans, objectives, expectations, and intentions.
When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2026, as amended by Amendment No. 1 on Form 10-K/A filed on August 19, 2026 (the “2025 Annual Report”). These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Any forward-looking statement speaks only as of the date on which such statement is made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

BKV Corporation
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$619,558	$248,427
Restricted cash	16,254	15,846
Accounts receivable, net	149,838	129,077
Accounts receivable, related parties	10,354	11,196
Prepaid expenses	8,410	14,720
Inventory	19,084	20,039
Commodity derivative assets, current	115,920	63,900
Other current assets	11,428	8,150
Total current assets	950,846	511,355
Natural gas properties, net	2,647,462	2,407,330
Other property, plant, and equipment, net	1,148,247	944,412
Deposits	281,267	14,247
Goodwill	18,417	18,417
Commodity derivative assets	25,486	26,432
Other noncurrent assets	14,235	17,064
Total assets	$5,085,960	$3,939,257

Liabilities, mezzanine equity, and equity
Current liabilities
Accounts payable and accrued liabilities	$260,945	$229,487
Commodity derivative liabilities, current	13,249	8,469
Income taxes payable to related party	—	810
Payable to BPPUS for the BKV-BPP Power Joint Venture Transaction	—	115,136
Current portion of Temple I Loan Agreements	—	191,000
Current portion of long-term debt, net	9,387	9,387
Other current liabilities	9,304	10,302
Total current liabilities	292,885	564,591
Asset retirement obligations	213,355	230,372
Commodity derivative liabilities	4,428	5,767
Temple I Loan Agreements	162,000	—
Long-term debt, net	1,835,067	937,724
Deferred tax liability, net	149,482	128,839
Other noncurrent liabilities	7,611	5,223
Total liabilities	2,664,828	1,872,516
Commitments and contingencies (Note 11)
Mezzanine equity
Noncontrolling interest	25,488	12,951
Stockholders’ equity
Common stock, $0.01 par value; 500,000 authorized shares; 107,992 and 96,872 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,746	1,635
Treasury stock, shares at cost; 214 shares as of September 30, 2026 and December 31, 2025	(6,663)	(6,663)
Additional paid-in capital	1,795,053	1,681,785
Retained earnings	455,738	309,051
Total stockholders’ equity	2,245,874	1,985,808
Noncontrolling interest	149,770	67,982
Total equity	2,395,644	2,053,790
Total liabilities, mezzanine equity, and equity	$5,085,960	$3,939,257

The accompanying notes are an integral part of these condensed consolidated financial statements.	12

BKV Corporation
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025 (1)	2026	2025 (1)
Revenues and other operating income
Natural gas, NGL, and oil sales	$237,722	$192,435	$747,325	$608,290
Power revenues	87,445	85,018	230,797	190,806
Derivative gains, net	84,868	168,735	281,232	257,378
Marketing revenues	65,117	6,880	111,160	26,305
Section 45Q tax credits	3,277	3,740	9,385	9,621
Other	(59)	(534)	(3,147)	(1,699)
Total revenues and other operating income	478,370	456,274	1,376,752	1,090,701
Operating expenses
Lease operating and workover	46,568	36,920	136,125	106,151
Fuel commodity costs	44,459	46,173	144,412	132,388
Purchased power	44,659	41,427	101,516	89,588
Marketing expense	60,899	4,663	89,846	13,451
Taxes other than income	16,164	15,591	52,266	48,423
Gathering and transportation	70,501	61,822	206,398	180,641
Depreciation, depletion, amortization, and accretion	54,741	47,428	160,559	144,605
Power operating and maintenance	17,402	17,647	52,346	53,341
General and administrative	44,266	31,375	128,785	92,924
Other operating expenses	11,474	14,084	29,580	28,794
Total operating expenses	411,133	317,130	1,101,833	890,306
Income from operations	67,237	139,144	274,919	200,395
Other income (expense)
Interest expense	(25,653)	(17,510)	(73,364)	(49,943)
Interest expense, related parties	(4,008)	(5,024)	(12,255)	(15,123)
Interest income	2,037	987	5,733	2,473
Other income	1,791	1,168	7,164	5,242
Income before income taxes	41,404	118,765	202,197	143,044
Income tax expense	(3,018)	(23,874)	(34,637)	(22,449)
Net income	38,386	94,891	167,560	120,595
Less: net income attributable to noncontrolling interest	8,956	11,388	18,249	11,303
Net income attributable to BKV	$29,430	$83,503	$149,311	$109,292

Net income per common share attributable to BKV:
Basic	$0.27	$0.98	$1.37	$1.28
Diluted	$0.27	$0.98	$1.37	$1.28

Weighted average number of common shares outstanding:
Basic	109,108	84,776	106,866	84,731
Diluted	109,382	84,980	107,178	84,853
___________________________________________________
(1) The financial information presented in this Quarterly Report on Form 10-Q has been retrospectively adjusted for the BKV-BPP Power Joint Venture Transaction, which was accounted for as a transaction between entities under common control, with prior periods recast as if the transaction had occurred at the beginning of the earliest period presented. See Note 2 - Acquisitions for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.	13

BKV Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025 (1)
Cash flows from operating activities:
Net income	$167,560	$120,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	160,559	144,605
Equity-based compensation expense	15,124	9,080
Deferred income tax expense	34,637	21,551
Unrealized gains on derivatives, net	(47,633)	(46,067)
Settlement of contingent consideration	—	(20,000)
Payments for the purchase of put options	—	(16,206)
Other, net	9,303	14,935
Changes in operating assets and liabilities:
Accounts receivable, net	(22,394)	(40,721)
Accounts receivable, related parties	141	3,874
Accounts payable and accrued liabilities	27,502	17,572
Other changes in operating assets and liabilities	1,412	5,585
Net cash provided by operating activities	346,211	214,803
Cash flows from investing activities:
Business combination	(200,430)	—
Asset acquisition	(140,909)	(220,283)
Deposits on fixed asset purchases	(243,345)	(15,000)
Capital expenditures	(274,855)	(209,599)
Proceeds from sales of assets	529	6,875
Other investing activities, net	264	2,334
Net cash used in investing activities	(858,746)	(435,673)
Cash flows from financing activities:
Net proceeds on long-term debt	559,188	490,000
Payment for capped call transactions	(64,688)	—
Repurchase of common stock	(35,000)	—
Proceeds from issuance of common stock, net of underwriting discounts and commissions	185,504	—
Acquisition of additional interest in BKV-BPP Power	(115,136)	—
Proceeds under Power Equipment Financing Facility	59,604	—
Payments on Temple Term Loan Facility	(31,555)	(16,884)
Proceeds from Promissory Note	46,000	—
Payments on Temple I Loan Agreements	(29,000)	(14,000)
Proceeds under RBL Credit Agreement	907,000	577,000
Payments on RBL Credit Agreement	(667,000)	(742,000)
Contributions from noncontrolling interest	78,754	11,038
Distributions to noncontrolling interest	(5,352)	—
Other financing activities	(4,245)	(6,066)
Net cash provided by financing activities	884,074	299,088
Net increase in cash, cash equivalents, and restricted cash	371,539	78,218
Cash, cash equivalents, and restricted cash, beginning of period	264,273	96,998
Cash, cash equivalents, and restricted cash, end of period	$635,812	$175,216
___________________________________________________
(1) The financial information presented in this Quarterly Report on Form 10-Q has been retrospectively adjusted for the BKV-BPP Power Joint Venture Transaction, which was accounted for as a transaction between entities under common control, with prior periods recast as if the transaction had occurred at the beginning of the earliest period presented. See Note 2 - Acquisitions for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.	14

BKV Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
Supplemental cash flow information:	2026	2025 (1)
Cash payments for:
Interest	$57,567	$47,337
Interest, related parties	$8,555	$10,208
Income tax	$—	$197
Income tax, related party	$277	$—
Non-cash investing and financing activities:
Equity issued as consideration for acquisition	$—	$124,254
Noncontrolling interest assumed in consolidation of BKV-BPP Cotton Cove	$—	$6,897
Increase (decrease) in accrued capital expenditures	$(6,105)	$7,392
Additions to asset retirement obligations	$138	$147
Lease liabilities arising from obtaining right-of-use assets	$5,685	$—
Modification of lease contracts	$(1,783)	$—
Revision of asset retirement obligations	$(35,172)	$—
Increase in accrued debt issuance costs	$—	$1,281
Issuance of common stock to BPPUS	$53	$—
Deferred tax asset recognized from the capped call transaction	$13,826	$—
Deposit on property and equipment purchases paid directly by lender	$24,820	$—
Accretion of Class B Units to redemption value	$2,624	$818
Distributions payable to noncontrolling interest	$—	$6,870
___________________________________________________
(1) The financial information presented in this Quarterly Report on Form 10-Q has been retrospectively adjusted for the BKV-BPP Power Joint Venture Transaction, which was accounted for as a transaction between entities under common control, with prior periods recast as if the transaction had occurred at the beginning of the earliest period presented. See Note 2 - Acquisitions for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.	15

BKV Corporation
Condensed Consolidated Statements of Equity and Mezzanine Equity
(in thousands)
(Unaudited)

	Equity								Mezzanine Equity
	Common Stock		Treasury		Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Total Equity	Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance, December 31, 2025 (1)	96,872	$1,635	214	$(6,663)	$1,681,785	$309,051	$67,982	$2,053,790	$12,951
Net income	—	—	—	—	—	44,075	7,039	51,114	730
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	4,200
Accretion of Class B Units to redemption value	—	—	—	—	—	(741)	—	(741)	741
Issuance of common stock, net	7,004	70	—	—	186,104	—	—	186,174	—
Issuance of common stock to BPPUS	5,315	53	—	—	(53)	—	—	—	—
Issuance of common stock under equity incentive plans, net	16	—	—	—	277	—	—	277	—
Common stock issued upon vesting of restricted stock units, net of shares withheld for income taxes	178	2	—	—	(2,057)	—	—	(2,055)	—
Equity-based compensation	—	—	—	—	3,907	—	—	3,907	—
Balance, March 31, 2026	109,385	$1,760	214	$(6,663)	$1,869,963	$352,385	$75,021	$2,292,466	$18,622
Net income	—	—	—	—	—	75,806	922	76,728	602
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	9,200
Accretion of Class B Units to redemption value	—	—	—	—	—	(1,800)	—	(1,800)	1,800
Additional offering costs	—	—	—	—	(670)	—	—	(670)	—
Common stock issued upon vesting of restricted stock units, net of shares withheld for income taxes	32	—	—	—	(77)	—	—	(77)	—
Equity-based compensation	—	—	—	—	6,399	—	—	6,399	—
Balance, June 30, 2026	109,417	$1,760	214	$(6,663)	$1,875,615	$426,391	$75,943	$2,373,046	$30,224
Net income	—	—	—	—	—	29,430	8,423	37,853	533
Distribution paid to noncontrolling interest	—	—	—	—	—	—	—	—	(5,352)
Contributions from noncontrolling interest	—	—	—	—	—	—	65,354	65,354	—
Capped call transactions, net of deferred tax impact	—	—	—	—	(50,862)	—	—	(50,862)	—
Repurchase of common stock	(1,452)	(14)	—	—	(34,986)	—	—	(35,000)	—
Accretion of Class B Units to redemption value	—	—	—	—	—	(83)	—	(83)	83
Issuance of common stock under equity incentive plans, net	21	—	—	—	594	—	—	594	—

The accompanying notes are an integral part of these condensed consolidated financial statements.	16

BKV Corporation
Condensed Consolidated Statements of Equity and Mezzanine Equity
(in thousands)
(Unaudited)

Common stock issued upon vesting of restricted stock units, net of shares withheld for income taxes	6	—	—	—	(76)	—	—	(76)	—
Adjustment to noncontrolling interest	—	—	—	—	(50)	—	50	—	—
Equity-based compensation	—	—	—	—	4,818	—	—	4,818	—
Balance, September 30, 2026	107,992	$1,746	214	$(6,663)	$1,795,053	$455,738	$149,770	$2,395,644	$25,488

The accompanying notes are an integral part of these condensed consolidated financial statements.	17

BKV Corporation
Condensed Consolidated Statements of Equity and Mezzanine Equity
(in thousands)
(Unaudited)

	Equity								Mezzanine Equity
	Common Stock		Treasury		Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Total Equity (1)	Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	84,600	$1,512	214	$(6,663)	$1,374,525	$131,317	$51,829	$1,552,520	$—
Net loss	—	—	—	—	—	(81,979)	(4,792)	(86,771)	—
Common stock issued upon vesting of restricted stock units, net of shares withheld for income taxes	108	1	—	—	(1,182)	—	—	(1,181)	—
Equity-based compensation	—	—	—	—	2,067	—	—	2,067	—
Balance, March 31, 2025	84,708	$1,513	214	$(6,663)	$1,375,410	$49,338	$47,037	$1,466,635	$—
Net income	—	—	—	—	—	107,768	4,544	112,312	163
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	4,353
Accretion of Class B Units to redemption value	—	—	—	—	—	(281)	—	(281)	281
Distribution declared to noncontrolling interest	—	—	—	—	—	—	—	—	(6,870)
Common stock issued upon vesting of restricted stock units, net of shares withheld for income taxes	3	—	—	—	(23)	—	—	(23)	—
Equity-based compensation	—	—	—	—	4,069	—	—	4,069	—
Balance, June 30, 2025	84,711	$1,513	214	$(6,663)	$1,379,456	$156,825	$51,581	$1,582,712	$(2,073)
Net income	—	—		—	—	83,503	10,525	94,028	863
Contributions from noncontrolling interest	—	—	—	—	—	—	6,897	6,897	6,685
Changes due to consolidation of BKV-BPP Cotton Cove	—	—	—	—	—	—	(98)	(98)	—
Accretion of Class B Units to redemption value	—	—	—	—	—	(537)	—	(537)	537
Issuance of common stock	5,234	52	—	—	124,202	—	—	124,254	—
Common stock issued upon vesting of restricted stock units, net of shares withheld for income taxes	27	1	—	—	(441)	—	—	(440)	—
Equity-based compensation	—	—	—	—	2,944	—	—	2,944	—
Balance, September 30, 2025	89,972	$1,566	214	$(6,663)	$1,506,161	$239,791	$68,905	$1,809,760	$6,012
___________________________________________________
(1) The financial information presented in this Quarterly Report on Form 10-Q has been retrospectively adjusted for the BKV-BPP Power Joint Venture Transaction, which was accounted for as a transaction between entities under common control, with prior periods recast as if the transaction had occurred at the beginning of the earliest period presented. See Note 2 - Acquisitions for further information.

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
The majority shareholder of BKV Corp is BNAC. BKV Corp’s ultimate parent company is Banpu Public Company Limited (“Banpu”), a public company listed on the Stock Exchange of Thailand. As of October 30, 2026, Banpu, the ultimate parent company of BNAC and BPPUS, indirectly owned an aggregate 64.1% of BKV Corp’s shares. The remaining 35.9% of shares of common stock of BKV Corp were owned by non-controlling members of management, members of the board of directors, and employee and non-employee shareholders.
Basis of Presentation of the Unaudited Condensed Consolidated Financial Statements and Principles of Consolidation
These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts for BKV Corp’s wholly-owned subsidiaries and majority-owned subsidiaries in which BKV Corp has a controlling interest. The condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s 2025 Annual Report, as certain disclosures and information required by GAAP for complete consolidated financial statements have been condensed or omitted. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which include normal and recurring adjustments, necessary to fairly state the Company’s financial position, results of operations, and cash flows for the periods presented herein. The interim results are not necessarily indicative of results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. The December 31, 2025 condensed consolidated balance sheet was derived from the audited consolidated balance sheet included in the Company’s 2025 Annual Report. As further described below, the Company has retrospectively recast the three and nine months ended September 30, 2025 to reflect the historical results of BKV-BPP Power LLC, a Delaware limited liability company (“BKV-BPP Power” or the “BKV-BPP Power Joint Venture”). Accordingly, amounts for those periods differ from those previously reported in the Company’s Quarterly Reports on Form 10-Q for 2025.
In addition, as discussed further in Note 14 - Reportable Segments, certain prior period amounts have been recast to reflect the Company’s change in reportable segments from one reportable segment and one operating segment to two reportable segments consisting of Upstream/Midstream and Power, and one operating segment consisting of Corporate and Other.
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
Common Control Transaction
On January 30, 2026, the Company completed the previously announced acquisition of an additional 25% interest in the BKV-BPP Power Joint Venture (the “BKV-BPP Power Joint Venture Transaction”), pursuant to that certain membership interest purchase agreement, dated as of October 29, 2025, by and between the Company and BPPUS, an affiliate under common control (the “BKV-BPP Power Purchase Agreement”). In connection with such closing, the Company and BPPUS entered into an Amended and Restated Limited Liability Company Agreement (the “BKV-BPP Power LLC Agreement”), which governs BKV-BPP Power. Banpu indirectly holds the controlling financial interests in both the Company and BPPUS, and as such, the BKV-BPP Power Joint Venture Transaction was accounted for as a transfer of assets between entities under common control in accordance with Accounting Standards Codification (“ASC”) 805-50, Business Combinations - Related Issues. Transfers of net assets between entities under common control are accounted for at the historical carrying values of the transferring entity as of the date of transfer, and no gain or loss is recognized. The Company recognized the difference between the consideration transferred and the historical carrying value of the net assets received as an adjustment to equity. Because the BKV-BPP Power Joint Venture

Transaction represents a common-control transfer, the Company retrospectively recast its condensed consolidated financial statements for periods prior to January 30, 2026, to include the historical results of the BKV-BPP Power Joint Venture for all periods during which the Company and BKV-BPP Power were under common control. The Company and BKV-BPP Power first came under common control upon the formation of the BKV-BPP Power Joint Venture on July 30, 2021. As a result of the BKV-BPP Power Joint Venture Transaction, the Company is considered the primary beneficiary of BKV-BPP Power and consolidated BKV-BPP Power’s financial results in accordance with ASC 810, Consolidation. See Note 2 - Acquisitions and Note 10 - Investments for further information.
Reclassification
Certain prior period amounts have been reclassified in order to conform to the current period presentation. These reclassifications had no impact on previously reported balance sheets, net income (loss), net cash flows, or stockholders’ equity. In addition, the Company recast its prior period condensed consolidated financial statements as further described in Note 2 - Acquisitions and Note 10 - Investments. The recast impacted previously reported financial statement line items and disclosures.
Liquidity
As of September 30, 2026, the Company held $619.6 million of cash and cash equivalents. The Company’s working capital as of September 30, 2026, was $658.0 million, and for the nine months ended September 30, 2026, cash flows provided by operating activities were $346.2 million. In addition, as of September 30, 2026, the Company had $544.5 million available capacity under the Company’s RBL Credit Agreement. The RBL Credit Agreement’s availability as of September 30, 2026, was based on the elected commitment amount of $800.0 million, less an outstanding balance of $240.0 million and $15.5 million of letters of credit. The Company intends to fund the payments related to its debt and investments in capital expenditures with cash flows from operations, cash on hand, availability under the RBL Credit Agreement, and contributions from its joint venture partners.
Restricted Cash
As of September 30, 2026 and December 31, 2025, restricted cash included amounts to fund the debt service reserve account, or the quarterly portion due on the Temple Term Loan Facility (as defined below) plus accrued interest and cash collateral held in connection with certain retail customers.

(in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$619,558	$248,427
Restricted cash	16,254	15,846
Cash, cash equivalents, and restricted cash	$635,812	$264,273
Significant Judgments and Accounting Estimates
The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. In connection with the consolidation of the BKV-BPP Power Joint Venture during the nine months ended September 30, 2026, management has made significant judgments and estimates related to (i) the valuation of commodity derivative instruments and (ii) estimates of revenues earned and not yet billed and costs incurred and not yet billed. Actual results could differ from these estimates, and such differences may be material to the Company’s financial position and results of operations.
Other than the items described above, there have been no significant changes to the Company’s accounting estimates from those disclosed in the Company’s 2025 Annual Report.
Significant Accounting Policies
The Company’s significant accounting policies are described in the notes to the consolidated financial statements for the year ended December 31, 2025, which are disclosed in the 2025 Annual Report. There have been no significant changes in accounting policies during the nine months ended September 30, 2026.
In connection with the consolidation of the BKV-BPP Power Joint Venture during the period, the Company evaluated BKV-BPP Power's accounting policies and determined they are consistent with the Company’s accounting policies as disclosed in the Company’s 2025 Annual Report. Accordingly, no adjustments to conform accounting policies were required upon consolidation.

Common Shares Issued and Outstanding
As of September 30, 2026 and December 31, 2025, the Company had common shares issued and outstanding of 107,991,704 and 96,871,868, respectively.
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
Note 2 - Acquisitions
Business Combination
Barnett Acquisition
On September 15, 2026, BKV Upstream Midstream acquired and obtained control of certain operated and non-operated oil and natural gas properties, a natural gas processing plant and certain other midstream support assets, a CCUS sequestration site, and certain other assets, and assumed certain liabilities (the “Barnett Acquisition”) in the Barnett formation pursuant to the purchase agreement. BKV Upstream Midstream paid cash consideration of $200.4 million, including a $22.0 million deposit paid upon the execution of the purchase agreement, after customary and other contractual purchase price adjustments. The acquisition was funded with cash on hand and borrowings under the RBL Credit Agreement. Refer to Note 3 - Debt for further information on the borrowings. The Barnett Acquisition expands the Company’s operated and non-operated asset base in the Barnett formation and includes complementary natural gas processing, midstream support, and CCUS assets. The acquisition is expected to enhance the Company’s existing operations in the Barnett area and production capacity by providing operational synergies.
The Barnett Acquisition was accounted for as a business combination under ASC 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their respective estimated acquisition-date fair values. During the nine months ended September 30, 2026, the Company incurred $4.5 million of acquisition and integration costs, which are included in other operating expenses on the condensed consolidated statements of income. Based on the preliminary purchase price allocation, the estimated fair value of the identifiable assets acquired, net of liabilities assumed, approximated the consideration transferred. Accordingly, the Company did not recognize goodwill or a bargain purchase gain as of September 30, 2026.
Management, with the assistance of a third-party valuation specialist, used a combination of discounted cash flow models and market data to estimate the fair values of the oil and natural gas properties, midstream assets, CCUS assets, and other assets acquired. Significant inputs included future commodity prices, estimated reserve volumes, expected timing and amounts of development and operating costs, estimated future plugging and abandonment costs, and risk-adjusted discount rates. The purchase price allocation for the Barnett Acquisition is preliminary, and the Company continues to assess the fair values of certain of the Barnett Acquisition assets acquired and liabilities assumed, including the assumptions used in the related valuation models, as additional information becomes available. Accordingly, the preliminary amounts recognized as of September 30, 2026 may be revised. The Company expects to finalize the purchase price allocation as soon as practicable, no later than one year following the acquisition date.
The estimated purchase price consideration and fair value of assets acquired and liabilities assumed are as follows (in thousands):

Consideration:
Cash	$200,430
Total consideration	$200,430

Assets acquired and liabilities assumed:
Developed properties	$156,600
Midstream assets	43,349
Other property and equipment	19,194
Other current assets	543
Accounts payable and accrued liabilities	(9,577)
Asset retirement obligations	(9,679)
Total net assets acquired	$200,430
From the acquisition date on September 15, 2026 through September 30, 2026, the Barnett Acquisition contributed revenues of $4.9 million and net income of $3.2 million to the Company’s condensed consolidated statements of income. The Company determined that supplemental pro forma revenue and earnings information is not material to the condensed consolidated financial statements and, therefore, has not been presented.
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
The Company’s condensed consolidated financial statements include $18.2 million of costs associated with the BKV-BPP Power Joint Venture Transaction. Of this amount, $9.3 million related to the 2025 Equity Offering, and was recorded as a reduction of additional paid-in capital. Transaction costs of $0.9 million and $9.0 million were expensed during the three and nine months ended September 30, 2026, respectively, and included in other operating expenses on the condensed consolidated statements of income.
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

The following table represents a summary of the retrospective adjustments to the condensed consolidated statements of income for the three and nine months ended September 30, 2025 to conform to the current presentation due to the BKV-BPP Power Joint Venture Transaction.

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
(in thousands)
Increase to net income
Income from operations	$56,848	$83,404
Net income	$17,178	$16,813
Less: net income attributable to noncontrolling interest	$10,525	$10,277
Net income attributable to BKV	$6,653	$6,536

Net income per common share attributable to BKV:
Basic	$0.08	$0.08
Diluted	$0.08	$0.08

Weighted average number of common shares outstanding:
Basic	84,776	84,731
Diluted	84,980	84,853
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
Accordingly, for the three months ended September 30, 2025, the basic and diluted earnings per common share attributable to Banpu were $1.04 and $1.03, respectively, while both basic and diluted earnings per common share attributable to all other common shareholders were $0.86. For the nine months ended September 30, 2025, both basic and diluted earnings per common share attributable to Banpu were $1.34 while both basic and diluted earnings per common share attributable to all other common shareholders were $1.17. Beginning on January 30, 2026, earnings associated with the acquired 25% interest are available to all of the Company’s common shares. The tables below summarize these attribution principles.

(in thousands)	December 31, 2025
Noncontrolling interest in BKV-BPP Power	$64,277
BKV’s interest in BKV-BPP Power	192,830
Net assets attributable to common shareholders	43,785
Net assets attributable to Banpu	127,153

(in thousands, except per share amounts)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
BKV-BPP Power net income attributable to noncontrolling interest	$10,525	$10,277
BKV-BPP Power net income attributable to BKV	$31,576	$30,830
BKV-BPP Power net income attributable to common shareholders	$6,105	$5,961
BKV-BPP Power net income attributable to Banpu	$22,418	$21,888

Net income attributable to common shareholders	$21,165	$28,717
Net income attributable to Banpu	$62,338	$80,575

Net income per common share attributable to common shareholders:
Basic	$0.86	$1.17
Diluted	$0.86	$1.17
Net income per common share attributable to Banpu:
Basic	$1.04	$1.34
Diluted	$1.03	$1.34

Weighted average number of common shares outstanding attributable to common shareholders:
Basic	24,587	24,574
Diluted	24,646	24,610
Weighted average number of common shares outstanding attributable to Banpu:
Basic	60,189	60,157
Diluted	60,334	60,243
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
Asset Acquisitions
Acquisition of Land
On December 10, 2025, the Company entered into an agreement to acquire approximately 112 acres of land and related assets in the state of Texas for a total consideration of $17.4 million, with a deposit of $0.3 million paid in December 2025. The acquisition closed on September 8, 2026. On March 18, 2026, the Company entered into an agreement to acquire approximately 120 acres of land and related assets in the state of Texas for a total consideration of $25.3 million, with a deposit of $0.3 million paid in March 2026. The acquisition closed on June 18, 2026. On July 1, 2025, the Company entered into an agreement to acquire approximately 6,200 acres of land and related assets in the state of Texas for a total consideration of $94.3 million, with a deposit of $0.9 million paid in July 2025. The acquisition closed on February 26, 2026. The assets acquired were accounted for as an asset acquisition as the fair value of substantially all the assets acquired was concentrated in a group of similar assets. The Company evaluated the related assets, including structures, easements, and mineral rights and determined that they were not material, individually or in the aggregate, to the total purchase price. Accordingly, the total consideration, including transaction costs was allocated to land. No goodwill was recognized. The Company partially funded the purchase of the 6,200 acres with $46.0 million in proceeds from the Advance (as defined below), with the remainder funded through the Company's cash from operations. See Note 3 - Debt for further information on the Advance.
Bedrock Acquisition
On September 29, 2025, BKV Upstream Midstream acquired 100% of the equity interests of Bedrock Production, LLC (now known as BKV Barnett II, LLC (“BKV Barnett II”)), a Texas limited liability company (such transaction, the “Bedrock

Acquisition”) from Bedrock pursuant to a membership interest purchase agreement (the “Bedrock Purchase Agreement”). The Bedrock Acquisition was accounted for as an asset acquisition. The purchase price allocation was finalized on December 31, 2025. See Note 3 - Acquisitions and Dispositions in the Company’s 2025 Annual Report for additional information, including the allocation of consideration to the assets acquired and liabilities assumed.
During the first quarter of 2026, half of the $37.0 million purchase price holdback was released in accordance with the terms of the Bedrock Purchase Agreement. As of September 30, 2026, the remaining half of holdback balance continues to be held in escrow for potential indemnification claims. In accordance with the terms of the Bedrock Purchase Agreement, the balance remaining in escrow is expected to be released upon the expiration of the 14-month indemnification period following the closing date of September 29, 2025, subject to the resolution of any outstanding claims.
Note 3 - Debt
The following table summarizes the debt balances (refer to the Company’s 2025 Annual Report for definitions and further description of the Company's debt instruments):

	September 30, 2026		December 31, 2025
(in thousands)	Principal Value	Carrying Value	Principal Value	Carrying Value
Current portion of Temple I Loan Agreements	$—	—	$191,000	191,000
Current portion of Temple Term Loan Facility	10,000	9,387	10,000	9,387
Total current portion of long-term debt, net	10,000	9,387	201,000	200,387
RBL Credit Agreement	240,000	240,000	—	—
2030 Senior Notes (7.50%)	500,000	487,496	500,000	486,777
2031 Convertible Senior Notes (1.625%)	575,000	559,251	—	—
Promissory Note	46,000	46,000	—	—
Power Equipment Financing Facility	84,424	82,469	—	—
Temple I Loan Agreements	162,000	162,000	—	—
Temple Term Loan Facility	360,327	359,851	391,883	390,947
Temple Revolving Facility	60,000	60,000	60,000	60,000
Total debt, net	2,037,751	2,006,454	1,152,883	1,138,111
Less: current portion of long-term debt	(10,000)	(9,387)	(201,000)	(200,387)
Total long-term debt, net	$2,027,751	$1,997,067	$951,883	$937,724
2031 Convertible Senior Notes
On September 14, 2026, the Company issued $575.0 million aggregate principal amount of 1.625% convertible senior notes due October 15, 2031 (the “2031 Convertible Senior Notes”), which includes the full exercise of the initial purchasers’ option to purchase up to an additional $75.0 million principal amount of the 2031 Convertible Senior Notes. The 2031 Convertible Senior Notes were issued pursuant to an indenture dated September 14, 2026, by and between the Company and U.S. Bank Trust Company, N.A., as trustee. The 2031 Convertible Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with the Company’s existing and future senior unsecured indebtedness, and are effectively subordinate to the Company’s existing and future secured debt, to the extent of the value of the collateral securing that indebtedness, including borrowings under the RBL Credit Agreement and the Promissory Note. The 2031 Convertible Senior Notes bear interest at a rate of 1.625% per annum and interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2027. Net proceeds from the offering of the 2031 Convertible Senior Notes were $559.2 million after deducting the initial purchasers’ discounts and commissions and offering expenses paid by the Company of $15.8 million, without giving effect to the capped call transactions related to the 2031 Convertible Senior Notes. In connection with the issuance of the 2031 Convertible Senior Notes, the Company entered into capped call transactions that are expected to generally reduce potential dilution to the Company’s common stock upon conversion of the 2031 Convertible Senior Notes, subject to an initial cap of $48.20 per share. See Note 9 - Stockholders’ Equity for further discussion on the capped call transactions. The debt issuance costs are amortized to interest expense on the Company’s condensed consolidated statements of income over the term of the 2031 Convertible Senior Notes. Before July 15, 2031, holders may convert the 2031 Convertible Senior Notes only upon the occurrence of certain events and during certain periods. From and after July 15, 2031, holders may convert the 2031 Convertible Senior Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date.
The initial conversion rate for the 2031 Convertible Senior Notes was 31.3161 shares of the Company’s common stock, par value $0.01 per share, per $1,000 principal amount of the 2031 Convertible Senior Notes, equivalent to an initial conversion price of approximately $31.93 per share of the Company's common stock. This conversion price represented a premium of approximately 32.5% over the last reported sale price of the Company’s common stock of $24.10 on September 9, 2026. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2031 Convertible Senior Notes being converted and will pay or deliver, at its election, cash, shares of the Company’s common stock, or a combination thereof, in respect of the remainder, if any, of its conversion obligation.
The Company may redeem the 2031 Convertible Senior Notes, in whole or in part, at its option, from time to time, on or after October 15, 2029 and on or before the 50th scheduled trading day immediately preceding the maturity date, but only if specified conditions are satisfied. These conditions include that the 2031 Convertible Senior Notes are freely tradable as of the date the Company sends the related redemption notice and that the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for the required period. The Company may also redeem all, but not less than all, of the 2031 Convertible Senior Notes if the aggregate principal amount outstanding is less than 10% of the aggregate principal amount of the notes originally issued, including any additional notes issued upon exercise of the initial purchasers’ option, in each case subject to specified conditions. The redemption price for either redemption is a cash amount equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding the redemption date. In addition, holders may require the Company to repurchase the 2031 Convertible Senior Notes upon the occurrence of a fundamental change, as defined in the indenture, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.
If the Company undergoes a “make-whole fundamental change” (as defined in the indenture governing the 2031 Convertible Senior Notes), including certain corporate events that occur prior to the maturity date, or if the Company delivers a notice of redemption in respect of the 2031 Convertible Senior Notes, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2031 Convertible Senior Notes during the related redemption period. The Company used approximately $64.7 million of the net proceeds to fund the cost of privately negotiated capped call transactions and approximately $35.0 million of the net proceeds to fund the cost of concurrent share repurchases. See Note 9 - Stockholders’ Equity for further discussion on the capped call transactions and concurrent share repurchases. The remaining net proceeds were used for general corporate purposes, including repayment of outstanding indebtedness and capital expenditures.
The indenture governing the 2031 Convertible Senior Notes contains limited covenants and sets forth certain events of default after which the 2031 Convertible Senior Notes may be declared due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2031 Convertible Senior Notes become automatically due and payable. The indenture governing the 2031 Convertible Senior Notes limits the Company’s ability to merge or consolidate with other entities, or sell, transfer or lease all or substantially all of the consolidated properties and assets of the Company and its subsidiaries, taken as a whole, to another person, unless the resulting, surviving or transferee person satisfies certain requirements and assumes the Company’s obligations under the indenture. The Company was in compliance with all covenants as of September 30, 2026.
RBL Credit Agreement
On June 11, 2024, BKV Corporation, as a guarantor, and BKV Upstream Midstream, as borrower, entered into the RBL Credit Agreement with Citibank, N.A., as the administrative agent, and the financial institutions party thereto. The RBL Credit Agreement includes a maximum credit commitment of $1.5 billion. As of September 30, 2026, the RBL Credit Agreement had a borrowing base of $1.0 billion and an elected commitment of $800.0 million.
The loans under the RBL Credit Agreement may be borrowed, repaid, and reborrowed during the term of the RBL Credit Agreement. The RBL Credit Agreement will mature on June 12, 2028. The obligations under the RBL Credit Agreement are secured and guaranteed on a senior secured basis by BKV Upstream Midstream and all of BKV Upstream Midstream’s current and future material restricted subsidiaries. BKV Upstream Midstream is obligated to pay certain fees to the lenders and administrative agent under the RBL Credit Agreement, including commitment fees on the average daily amount of the undrawn portion of the commitments. During the three months ended September 30, 2026 and 2025, BKV Upstream Midstream recognized $0.7 million and $0.5 million, respectively, of commitment fees, and during the nine months ended September 30, 2026 and 2025,

BKV Upstream Midstream recognized $2.4 million and $1.5 million, respectively, of commitment fees. The commitment fees are included in interest expense on the condensed consolidated statements of income.
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
The RBL Credit Agreement includes customary equity cure rights that will enable BKV Upstream Midstream to cure certain breaches of the minimum current ratio covenant or the maximum net leverage ratio covenant (subject to certain limitations in the RBL Credit Agreement). As of September 30, 2026, BKV Upstream Midstream was in compliance with such covenants in the RBL Credit Agreement.
Financing costs related to the RBL Credit Agreement are deferred and capitalized as debt issuance costs and are included within other assets on the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, $5.0 million and $6.9 million, respectively, of unamortized debt issuance costs remained outstanding.
As of November 5, 2026, $280.0 million of borrowings and $15.5 million of letters of credit were outstanding under the RBL Credit Agreement, leaving $504.5 million of available capacity thereunder for future borrowings and letters of credit.
Promissory Note
On March 3, 2026, in accordance with the terms of a real estate option agreement entered into on February 27, 2026, by and between a wholly-owned subsidiary of BKV Corporation, as seller, and an unaffiliated third party, as buyer, BKV Corporation, as borrower, received $46.0 million, representing an advance of a portion of the purchase price set forth in the real estate option agreement (the “Advance”). The Advance is evidenced by a promissory note (the “Promissory Note”) and secured by a first-priority security interest in the real property that is the subject of the real estate option agreement.
Pursuant to the Promissory Note, the principal amount of the Advance bears interest at a fixed rate of 5.0% per annum and will mature on the earliest of (i) the occurrence of specified credit events, (ii) certain repayment events, and (iii) February 25, 2036. Upon the occurrence of a credit event, including the closing of the underlying property acquisition or the execution of a power purchase agreement, the outstanding principal (or an applicable portion thereof) of the Advance shall be applied as a credit against the purchase price payable by the counterparty to the real estate option agreement, or the counterparty's obligations under an executed power purchase agreement, as applicable. The Advance may be prepaid, in whole or in part, without penalty beginning on the third anniversary of the effective date of the real estate option agreement, subject to 30 days’ notice. The Promissory Note contains customary covenants and events of default, upon which the lender may accelerate repayment.
BKV-BPP Power Loan Agreements and Credit Facilities
Power Equipment Financing Facility
On September 16, 2026, BKV Corporation, as a guarantor, and BKV Power Ventures Bell, as borrower, entered into a Master Loan and Security Agreement (the “Power Equipment Financing Facility”) with Citizens Asset Finance, a division of Citizens Bank, N.A. (“Citizens”), as administrative agent, and Citizens and Bangkok Bank Public Company Limited, New York Branch (“Bangkok Bank”), as lenders to finance the purchase of power generation equipment.

The Power Equipment Financing Facility provides for aggregate maximum borrowings of $161.3 million to finance eligible progress payments related to modular generation equipment for future power plant facilities in Temple, Texas. Each advance is subject to customary conditions, including delivery of equipment milestone documentation, invoices, lien waivers and other supporting information. Amounts repaid under the Power Equipment Financing Facility may not be reborrowed.
As of September 30, 2026, BKV Power Ventures Bell borrowed $84.4 million under the Power Equipment Financing Facility through separate secured promissory notes issued to Citizens and Bangkok Bank, each in an original principal amount of $42.2 million. The borrowings bear interest at a weighted-average one-month SOFR plus 3.95%, with interest payable monthly, commencing on October 16, 2026.
Interest costs incurred under the Power Equipment Financing Facility are capitalized as part of the cost of the Company’s qualifying power generation assets during the period necessary to prepare those assets for their intended use.
The Power Equipment Financing Facility will mature on the earliest of (i) March 16, 2028, (ii) the date that is 90 days following testing completion of the final applicable equipment unit block, or (iii) the date on which qualifying project financing for the related power generation project is funded. Prior to maturity, BKV Power Ventures Bell may voluntarily prepay the Power Equipment Financing Facility in full without penalty or premium.
Borrowings are secured by a first-priority lien on the financed equipment and components, related rights under the equipment supply contracts, warranties, insurance proceeds, accounts, and other associated collateral. The Power Equipment Financing Facility does not contain financial covenants, but contains customary covenants and events of default, upon which the lenders may accelerate outstanding borrowings, terminate further borrowings, and exercise remedies against the collateral. As of September 30, 2026, BKV Power Ventures Bell was in compliance with such covenants in the Power Equipment Financing Facility.
As of November 5, 2026, $84.4 million of borrowings was outstanding under the Power Equipment Financing Facility, leaving $76.9 million of available capacity thereunder for future borrowings.
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
BKV-BPP Power’s payment obligations under the Temple I Loan Agreements are senior unsecured indebtedness. The Temple I Loan Agreements bear interest at six-month SOFR plus 5.25% per annum. Interest on the loans is payable on a semi-annual basis. The Temple I Loan Agreements originally matured on November 1, 2026, and were subsequently amended on October 27, 2026, which extended the maturity date to November 1, 2027. BKV-BPP Power is permitted to prepay the loans at any time, with no prepayment premium. The Temple I Loan Agreements include covenants that, among other things, prohibit BKV-BPP Power from merging, incurring liens or incurring any additional indebtedness or guarantees. The Temple I Loan Agreements include financial covenants that require BKV-BPP Power to maintain a minimum net worth (as defined in the Temple I Loan Agreements, but generally meaning total assets minus total liabilities). In the $141 Million Banpu Loan Agreement, the minimum net worth requirement is $120.0 million and in the $141 Million BPPUS Loan Agreement, the minimum net worth requirement is $40.0 million. Under the Temple I Loan Agreements, BNAC and BPPUS have no recourse to BKV Corporation with respect to any amounts owed to them thereunder and BKV Corporation is not liable in any manner (and is not required to provide security) for any obligations owed to BNAC or BPPUS thereunder. As of September 30, 2026 and December 31, 2025, the outstanding principal balance of the Temple I Loan Agreements for each affiliate was $81.0 million and $95.5 million, respectively.
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
As of September 30, 2026, the Company was not in compliance with an administrative reporting covenant under the Beal Credit Agreement because it did not timely provide certain required documentation to the lender. The lender subsequently waived the noncompliance, and the Company has provided the required documentation. The waiver did not modify the financial terms of the Beal Credit Agreement. The Company was otherwise in compliance with its covenants under the Beal Credit Agreement as of September 30, 2026.
As of September 30, 2026 and December 31, 2025, the weighted average effective interest rate on the outstanding balances under the RBL Credit Agreement, the Power Equipment Financing Facility, the Temple I Loan Agreements, and the Temple Credit Facilities was 8.40% and 8.86%, respectively.
Note 4 - Natural Gas Properties & Other Property, Plant, and Equipment
Total natural gas properties consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Developed properties	$3,268,814	$2,965,638
Undeveloped properties	13,564	13,182
Midstream assets	326,721	277,974
Total	3,609,099	3,256,794
Accumulated depreciation, depletion, and amortization	(961,637)	(849,464)
Total natural gas properties, net	$2,647,462	$2,407,330
As of September 30, 2026 and December 31, 2025, accumulated depreciation, depletion, and amortization for developed properties was $932.3 million and $825.7 million, respectively. Depreciation, depletion, and amortization expense for developed properties was $37.2 million and $31.3 million for the three months ended September 30, 2026 and 2025, respectively, and $106.6 million and $93.8 million for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026 and December 31, 2025, accumulated depreciation for midstream assets was $29.3 million and $23.8 million, respectively. Depreciation expense on midstream assets was $2.3 million and $1.6 million for the three months ended September 30, 2026 and 2025, respectively, and $5.6 million and $4.8 million for the nine months ended September 30, 2026 and 2025, respectively.
Other property, plant, and equipment consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Plant facility	$928,986	$926,092
Carbon capture, utilization, and sequestration	165,462	114,261
Buildings	9,194	6,746
Furniture, fixtures, equipment, and vehicles	29,457	27,643
Computer software	12,860	8,461
Leasehold improvements	1,685	1,685
Land	149,586	8,090
Construction in process	40,854	6,350
Total	1,338,084	1,099,328
Accumulated depreciation	(189,837)	(154,916)
Other property, plant, and equipment, net	$1,148,247	$944,412
Depreciation expense for other property, plant, and equipment was $11.4 million and $10.8 million for the three months ended September 30, 2026 and 2025, respectively, and $35.8 million and $33.2 million for the nine months ended September 30, 2026 and 2025, respectively. During the three and nine months ended September 30, 2026, the Company received proceeds on the sales of other properties of $0.1 million and $0.5 million, respectively, and recognized a loss on sale of these properties of $0.1 million and a gain on sale of $0.4 million, respectively. During the three and nine months ended September 30, 2025, the Company received proceeds on the sale of other properties and equipment of $5.6 million and $6.9 million, respectively, which included the sale of the Bridgeport field office of $5.5 million, less transaction costs of $0.4 million and recognized total losses on the sale of properties and equipment of $0.5 million and $1.8 million, respectively, which included the loss on the sale of the Bridgeport field office. The gain (loss) on sale of other property, plant, and equipment is included in other in the condensed consolidated statements of income.
Impairment of Asset Held for Sale
On June 1, 2026, the Company entered into an agreement with a third party to sell its CO2 storage lease interests located in Liberty and Chambers Counties, Texas and classified these assets as held for sale within other current assets on the condensed consolidated balance sheets. The Company recognized an impairment on the assets of $3.5 million, using an estimated selling price of $2.6 million, which was included in other within total revenues and other operating income in the condensed consolidated statements of income.
Write-Off of ERP System
During the three months ended September 30, 2025, the Company decided to discontinue implementation of a new enterprise resource planning (“ERP”) system and wrote off approximately $5.6 million of capitalized software costs as the system was determined to no longer align with the Company’s operational and strategic needs.
Asset Retirement Obligations
The following table summarizes the activities of the Company’s asset retirement obligations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Balance, beginning of period	$205,111	$207,722	$233,339	$201,158
Additions through acquisitions(1)	11,759	19,746	11,759	19,746
Liabilities incurred	28	66	137	146
Liabilities settled	(652)	(463)	(1,474)	(1,266)
Revisions of estimates(2)	—	—	(35,172)	—
Accretion of discount	3,706	3,736	11,363	11,023
Balance, end of period	219,952	230,807	219,952	230,807
Less current portion	(6,597)	(3,129)	(6,597)	(3,129)
Asset retirement obligations, long-term	$213,355	$227,678	$213,355	$227,678
___________________________________________________
(1) Includes asset retirement obligations assumed in connection with the Barnett Acquisition of $9.7 million and obligations related to a working interest acquired in connection with the purchase of approximately 6,200 acres of land in Texas of $2.1 million. The working interest was acquired to enable the Company to plug and abandon the related wells.
(2) Revisions of estimates are due to reductions of expected plugging and abandonment cost per well for all Barnett operated properties based on updated cost information.
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
The Company factors its own non-performance risk into the valuation of derivatives using current published credit default swap rates. As of both September 30, 2026 and December 31, 2025, the impact of the non-performance risk adjustment to the Company's fair value of commodity derivative liabilities was $1.6 million.
The following tables set forth by level within the fair value hierarchy, the financial assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30, 2026
	Fair Value Measurements Using:
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Derivative instruments
Natural gas derivatives	$93,428	$—	$93,428
NGL derivatives	—	—	—
Natural gas basis swaps	5,303	—	5,303
Power derivatives	26,041	16,634	42,675
Financial liabilities
Derivative instruments
Natural gas derivatives	7,349	—	7,349
NGL derivatives	5,125	—	5,125
Natural gas basis swaps	1,662	—	1,662
Power derivatives	3,541	—	3,541

	December 31, 2025
	Fair Value Measurements Using:
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets
Derivative instruments
Natural gas derivatives	$57,135	$—	$57,135
NGL derivatives	13,807	—	13,807
Natural gas basis swaps	17,272	—	17,272
Power derivatives	1,347	771	2,118
Financial liabilities
Derivative instruments
Natural gas derivatives	6,572	—	6,572
NGL derivatives	407	—	407
Natural gas basis swaps	1,328	—	1,328
Power derivatives	3,514	2,415	5,929
The following table is the quantitative information regarding significant unobservable inputs used in the measurement of Level 3 positions:

September 30, 2026
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Description
Kirk Spread Option Model	Power and natural gas price correlation	92.7%		92.7%	Estimated correlation between underlying commodities
Kirk Spread Option Model	Power volatility (non-liquid hours)	45.6%	55.8%	50.7%	Extrapolated from observable 5x16 implied volatilities and shaped for delivery periods (2x16 and 7x8)

December 31, 2025
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Description
Kirk Spread Option Model	Power and natural gas price correlation	92.7%		92.7%	Estimated correlation between underlying commodities
Kirk Spread Option Model	Power volatility (non-liquid hours)	42.9%	52.4%	47.7%	Extrapolated from observable 5x16 implied volatilities and shaped for delivery periods (2x16 and 7x8)
Realized and unrealized gains and losses related to the Company’s Level 3 HRCOs are recognized in derivative gains, net in the condensed consolidated statements of income. The table below sets forth the changes in the Company’s Level 3 fair value measurements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Balance, beginning of period	$13,891	$(10,881)	$(1,644)	$(3,595)
Settlements	(55,313)	(15,905)	(154,871)	(46,132)
Total realized gains	55,313	15,905	154,871	46,132
Total unrealized gains (losses)	2,743	(1,794)	18,278	(9,080)
Balance, end of period	$16,634	$(12,675)	$16,634	$(12,675)
There were no transfers in or out of Level 3 during the three and nine months ended September 30, 2026 and 2025.
Other Fair Value Measurements
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, net, and accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. Long-term debt obligations under the RBL Credit Agreement, the Temple I Loan Agreements, the Temple Credit Facilities, and the Power Equipment Financing Facility also approximate their fair value because the variable rates of interest are market-based. As of September 30, 2026, the Promissory Note had a carrying value of $46.0 million and an estimated fair value of approximately $39.0 million. The fair value of the Promissory Note was determined using a discounted cash flow methodology and is classified as Level 3 within the fair value hierarchy due to significant unobservable inputs related to the expected timing and probability of repayment. Long-term debt obligations that are not remeasured at fair value include the 2030 Senior Notes and the 2031 Convertible Senior Notes due to their fixed rates. As of September 30, 2026, the fair value of the 2030 Senior Notes and the 2031 Convertible Senior Notes were approximately $483.4 million and $548.0 million, respectively, based on quoted market prices from banks and are classified as Level 2 in the fair value hierarchy. The 2030 Senior Notes and the 2031 Convertible Senior Notes are carried on the condensed consolidated balance sheets at their principal amount, net of unamortized debt issuance costs, which are amortized to interest expense over the term of such notes.

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
The derivative contracts outstanding as of September 30, 2026 consisted of commodity swaps, basis swaps, put and call options, producer collar agreements, fixed-price natural gas forwards, fixed-price power forwards, and HRCOs, subject to master netting agreements with each individual counterparty. The following table presents gross commodity derivative balances prior to applying netting adjustments recorded in the condensed consolidated balance sheets:

		September 30, 2026
(in thousands)	Balance Sheet Location	Gross Amounts of Assets and Liabilities	Offset Adjustments	Net Amounts of Assets and Liabilities
Current derivative assets	Commodity derivative assets, current	$153,454	$(37,534)	$115,920
Noncurrent derivative assets	Commodity derivative assets	37,913	(12,427)	25,486
Current derivative liabilities	Commodity derivative liabilities, current	50,783	(37,534)	13,249
Noncurrent derivative liabilities	Commodity derivative liabilities	16,855	(12,427)	4,428

		December 31, 2025
(in thousands)	Balance Sheet Location	Gross Amounts of Assets and Liabilities	Offset Adjustments	Net Amounts of Assets and Liabilities
Current derivative assets	Commodity derivative assets, current	$66,787	$(2,887)	$63,900
Noncurrent derivative assets	Commodity derivative assets	34,116	(7,684)	26,432
Current derivative liabilities	Commodity derivative liabilities, current	11,356	(2,887)	8,469
Noncurrent derivative liabilities	Commodity derivative liabilities	13,451	(7,684)	5,767
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

The Company also enters into bilateral HRCO agreements under which counterparties obtain the right to receive specified quantities of power at the Temple Plants, subject to the contractual terms of each agreement. As of September 30, 2026 and December 31, 2025, the Company had four outstanding HRCO contracts with two counterparties. The contracts become effective on January 1 of each calendar year and, as of both September 30, 2026 and December 31, 2025, represented 600 MW of contracted capacity. Under the agreements, the Company receives fixed monthly capacity premiums from the counterparties. If exercised, the counterparties receive specified quantities of power from the Temple Plants with settlement based on contractually specified prices that incorporate the applicable heat rate, natural gas index pricing, and other contractual charges. Premiums received under the Company’s HRCO agreements are recognized within derivative gains, net as realized gains (losses), net on the condensed consolidated statements of income. Fuel costs incurred to satisfy exercised HRCO obligations are recognized within fuel commodity costs on the condensed consolidated statements of income. Outstanding HRCO agreements are remeasured at fair value, with changes in fair value recognized within derivative gains, net as unrealized gains (losses), net on the condensed consolidated statements of income.
The following tables present realized and unrealized gains and losses on derivative instruments, including amounts recognized in derivative gains, net and purchased power on the condensed consolidated statements of income:

	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2026	2025	2026	2025
Realized gains on derivatives (natural gas)	Derivative gains, net	$41,420	$15,258	$60,412	$11,573
Realized gains (losses) on derivatives (NGL)	Derivative gains, net	(8,346)	1,222	(16,759)	(3,917)
Realized gains on derivatives (power sales)	Derivative gains, net	67,066	69,230	190,142	202,267
Realized losses on derivatives (purchased power)	Purchased power	(19,036)	(17,416)	(40,009)	(34,034)
Total realized gains on derivatives, net		$81,104	$68,294	$193,786	$175,889

	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2026	2025	2026	2025
Unrealized gains on derivatives (natural gas)	Derivative gains, net	$8,297	$49,307	$57,892	$6,129
Unrealized gains (losses) on derivatives (NGL)	Derivative gains, net	(43,793)	3,369	(53,204)	13,097
Unrealized gains on derivatives (power sales)	Derivative gains, net	20,224	30,349	42,749	28,229
Unrealized gains (losses) on derivatives (purchased power)	Purchased power	3,562	(1,040)	196	(1,388)
Total unrealized gains (losses) on derivatives, net		$(11,710)	$81,985	$47,633	$46,067
During the first quarter of 2025, the Company entered into agreements to buy put options and subsequently paid a net premium of $16.2 million for contracts that settle in 2026 and 2027. The put options have an established floor of $3.00 per MMBtu. If at the time of settlement the contracted settlement price falls below the floor, the counterparties pay the Company an amount equal to the difference between the contracted settlement price and the floor multiplied by the contract volumes. The premium paid was recorded as an asset and is subsequently adjusted to the current fair value of the purchased put option. During the fourth quarter of 2025, the Company terminated a portion of the put option contracts scheduled to settle in 2026 in exchange for natural gas fixed-price swap contracts that settle in 2026. No realized gain or loss was recognized on this transaction.
Derivative Contract Volumes and Fair Values

The following tables summarize the Company’s outstanding derivative positions as of September 30, 2026 by commodity and contract type, including volume, pricing indices, or reference points, and associated fair values.
The following table summarizes the Company’s power derivatives:

Instrument	Units	Quantity	Pricing Index	Fair Value as of September 30, 2026 (in thousands)
2026
Swap	MMBtu	1,533,000	HSC Gas Daily	$(1,497)
Power forwards - sales	MWh	219,000	ERCOT North	$4,098
Heat rate call option	MMBtu	1,314,000	Various	$16,634
Power forwards - purchases	MWh	178,847	Various	$(3,318)
2027
Swap	MMBtu	41,602,400	HSC Gas Daily	$(2,887)
Power forwards - sales	MWh	5,943,200	ERCOT North	$21,721
The following table summarizes the Company’s natural gas commodity derivatives indexed to NYMEX Henry Hub pricing:

Instrument	MMBtu	Weighted Average Price (USD)	Weighted Average Price Floor	Weighted Average Price Ceiling	Fair Value as of September 30, 2026 (in thousands)
2026
Swap	30,177,255	$3.91			$21,247
2027
Swap	98,958,854	$3.99			$73,630
Collars	37,662,319		$3.57	$4.00	$17,239
Call options	36,500,000			$5.00	$(3,659)
Put options	36,500,000		$3.00		$11,934
2028
Swap	104,095,323	$3.78			$7,311
2029
Swap	35,587,500	$3.60			$(2,557)
The following table summarizes the Company’s natural gas basis derivatives by reference price:

Instrument	Basis Reference Price	MMBtu	Weighted Average Basis Differential	Fair Value as of September 30, 2026 (in thousands)
2026
Swap	Transco Leidy Basis	13,321,817	$(0.78)	$1,294
Swap	HSC Basis	13,800,000	$(0.32)	$2,255
Swap	Transco St 85 (Z4) Basis	9,200,000	$0.62	$(493)
Swap	NGPL TXOK Basis	11,972,217	$(0.39)	$792
2027
Swap	Transco Leidy Basis	10,950,000	$(0.76)	$(1,983)
Swap	HSC Basis	7,300,000	$(0.25)	$896
Swap	NGPL TXOK Basis	38,865,270	$(0.34)	$446
2028
Swap	Transco Leidy Basis	7,320,000	$(0.76)	$(927)
Swap	HSC Basis	10,980,000	$(0.17)	$1,360
The following table summarizes the Company’s natural gas liquids derivatives position by product and reference price:

Instrument	Commodity Reference Price	Gallons	Weighted Average Price (USD)	Fair Value as of September 30, 2026 (in thousands)
2026
Swap	OPIS Purity Ethane Mont Belvieu	34,017,747	$0.26	$(210)
Swap	OPIS IsoButane Mont Belvieu Non-TET	3,557,011	$0.87	$(1,773)
Swap	OPIS Normal Butane Mont Belvieu Non-TET	5,846,257	$0.83	$(2,881)
Swap	OPIS Propane Mont Belvieu Non-TET	20,445,357	$0.70	$(3,292)
Swap	OPIS Natural Gasoline Mont Belvieu Non-TET	9,115,823	$1.38	$(5,345)
2027
Swap	OPIS Purity Ethane Mont Belvieu	79,965,970	$0.28	$2,607
Swap	OPIS IsoButane Mont Belvieu Non-TET	13,846,327	$0.87	$(3,123)
Swap	OPIS Normal Butane Mont Belvieu Non-TET	20,203,274	$0.83	$(4,300)
Swap	OPIS Propane Mont Belvieu Non-TET	76,415,634	$0.70	$(6,201)
Swap	OPIS Natural Gasoline Mont Belvieu Non-TET	34,754,781	$1.39	$(10,196)
2028
Swap	OPIS Purity Ethane Mont Belvieu	46,116,000	$0.23	$(572)
Swap	OPIS IsoButane Mont Belvieu Non-TET	7,686,000	$0.78	$(915)
Swap	OPIS Normal Butane Mont Belvieu Non-TET	7,686,000	$0.76	$(746)
Swap	OPIS Propane Mont Belvieu Non-TET	38,430,000	$0.67	$(745)
Swap	OPIS Natural Gasoline Mont Belvieu Non-TET	30,744,000	$1.41	$(2,115)
Note 7 - Revenue from Contracts with Customers
All of the Company's revenues from contracts with customers are generated in the states of Pennsylvania and Texas. Revenues consist of the following:

	Three Months Ended September 30, 2026
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$14,750	$153,289	$168,039
NGLs	—	65,945	65,945
Oil	—	3,738	3,738
Total natural gas, NGL, and oil sales	14,750	222,972	237,722

Merchant energy sales and other	—	80,487	80,487
Energy retail sales	—	59,059	59,059
Solar revenue	—	138	138
Physical power purchased	—	(52,239)	(52,239)
Revenue from contracts with customers - power	—	87,445	87,445

Marketing revenues	—	65,117	65,117
Total	$14,750	$375,534	$390,284

	Three Months Ended September 30, 2025
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$11,053	$139,880	$150,933
NGLs	—	39,773	39,773
Oil	—	1,729	1,729
Total natural gas, NGL, and oil sales	11,053	181,382	192,435

Merchant energy sales and other	—	101,965	101,965
Energy retail sales	—	52,368	52,368
Solar revenue	—	114	114
Physical power purchased	—	(69,429)	(69,429)
Revenue from contracts with customers - power	—	85,018	85,018

Marketing revenues	—	6,880	6,880
Total	$11,053	$273,280	$284,333

	Nine Months Ended September 30, 2026
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$61,648	$502,643	$564,291
NGLs	—	171,665	171,665
Oil	—	11,369	11,369
Total natural gas, NGL, and oil sales	61,648	685,677	747,325

Merchant energy sales and other	—	246,146	246,146
Energy retail sales	—	129,411	129,411
Solar revenue	—	341	341
Physical power purchased	—	(145,101)	(145,101)
Revenue from contracts with customers - power	—	230,797	230,797

Marketing revenues	—	111,160	111,160
Total	$61,648	$1,027,634	$1,089,282

	Nine Months Ended September 30, 2025
(in thousands)	Pennsylvania	Texas	Total
Natural gas	$50,660	$423,818	$474,478
NGLs	—	126,086	126,086
Oil	—	7,726	7,726
Total natural gas, NGL, and oil sales	50,660	557,630	608,290

Merchant energy sales and other	—	217,211	217,211
Energy retail sales	—	120,896	120,896
Solar revenue	—	307	307
Physical power purchased	—	(147,608)	(147,608)
Revenue from contracts with customers - power	—	190,806	190,806

Marketing revenues	—	26,305	26,305
Other(1)	—	73	73
Total	$50,660	$774,814	$825,474
_____________________________________________
(1) Excludes losses on sales of assets.
Accounts Receivable and Revenue from Contracts with Customers
The Company’s accounts receivable, net generally consists of the sale of natural gas, joint interest billings, power sales, Section 45Q tax credits, and other items. The Company sells the majority of its natural gas, NGLs, and oil to fewer than five customers and bills working interest owners for costs related to development of the Company’s natural gas properties. The Company sells power to retail and wholesale customers on the ERCOT power grid. As of September 30, 2026 and December 31, 2025, the Company’s accounts receivable, net consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Accounts receivable - contracts with customers(1)	$85,488	$97,308
Accounts receivable - derivative instruments	46,713	11,383
Accounts receivable - other	18,033	21,656
Allowance for credit losses	(396)	(1,270)
Total accounts receivable, net	$149,838	$129,077
_________________________________________________
(1) As of September 30, 2026, five customers accounted for approximately 80% of accounts receivable - contracts with customers, and as of December 31, 2025, one customer accounted for approximately 62% of accounts receivable - contracts with customers.
The following table shows the concentration of our customer credit risk with 10% or more of total revenues from contracts with external customers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	*	52%	32%	57%
Customer B	12%	13%	12%	14%
Customer C	*	11%	*	*
Customer D	11%	*	*	*
* Percentage represents less than 10%
Note 8 - Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities included in current liabilities consist of the following:

(in thousands)	September 30, 2026	December 31, 2025
Accounts payable	$139,996	$100,432
Revenues payable	33,758	36,310
Interest payable	20,328	10,104
Accrued payroll	26,462	31,069
Oil, gas, and power production and other taxes payable	26,278	21,604
Commodity derivative settlements payable	4,376	24,705
Other accrued liabilities	9,747	5,263
Total	$260,945	$229,487
Note 9 - Stockholders’ Equity
2026 Capped Call Transactions
In connection with the issuance of the 2031 Convertible Senior Notes, the Company entered into privately negotiated capped call transactions. In connection with the initial purchasers’ exercise of their option to purchase additional notes, the Company entered into additional capped call transactions relating to the 2031 Convertible Senior Notes with certain of the initial purchasers or their respective affiliates and certain other financial institutions at an aggregate cost of approximately $64.7 million. For further discussion on the 2031 Convertible Senior Notes, see Note 3 - Debt. Subject to certain anti-dilution adjustments, the capped call transactions cover the number of the Company’s common stock shares initially underlying the 2031 Convertible Senior Notes. The initial cap price of the capped call transactions related to the 2031 Convertible Senior Notes approximated $48.20 per share, subject to certain adjustments, which represented a premium of 100% above the Company’s common stock closing price of $24.10 on September 9, 2026.
Generally, the capped call transactions are expected to reduce potential dilution to the Company’s common stock upon conversion of the 2031 Convertible Senior Notes and/or offset potential cash payments the Company may be required to make in excess of the principal amount of converted 2031 Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap. If the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price. The capped call transactions are included in additional paid-in capital in the condensed consolidated balance sheets and are not subsequently remeasured as they qualify for equity classification under ASC 815, Derivatives and Hedging.
The Company elected to integrate the 2031 Convertible Senior Notes and related capped call transactions for U.S. federal income tax purposes. As a result, approximately $64.7 million of the premium paid for the capped call transactions is expected to give rise to additional original issue discount deductions over the term of the 2031 Convertible Senior Notes. At issuance, the Company recorded a deferred tax asset of approximately $13.8 million with respect to the 2031 Convertible Senior Notes, which represents the tax benefit of these deductions, with an offsetting increase to additional paid-in capital.
Concurrent Share Repurchases
Concurrent with the issuance of the 2031 Convertible Senior Notes, the Company used approximately $35.0 million of the offering proceeds to repurchase 1,452,282 shares of its common stock in privately negotiated transactions with or through one of the initial purchasers at a purchase price of $24.10 per share. The repurchase price was equal to the closing price of the Company’s common stock on September 9, 2026, the date on which the offering was priced. The repurchased shares were immediately retired and accounted for as a reduction of stockholders’ equity.
2026 Equity Offering
On March 12, 2026, the Company completed its underwritten public offering of 7,003,813 shares of common stock offered by the Company and 4,142,089 shares offered by Bedrock as the selling stockholder (the “2026 Equity Offering”), and the Company received net proceeds of $185.5 million. The proceeds from the 2026 Equity Offering were used for general corporate purposes, including working capital, operating expenses and capital expenditures.
Equity-Based Compensation
2024 Equity and Incentive Compensation Plan
The Company’s 2024 Equity and Incentive Compensation Plan (the “2024 Plan”) became effective immediately prior to the consummation of the Company’s initial public offering in September 2024, and in December 2025, the Company’s board of directors approved an amendment and restatement of the 2024 Plan to increase the number of shares of common stock available for grant and issuance under the 2024 Plan by 2,500,000 shares, effective March 5, 2026 (the 2024 Plan, as so amended and restated, the “A&R 2024 Plan”). As of September 30, 2026, 4,082,479 shares were available for future grants under the A&R 2024 Plan. See Note 12 - Equity-Based Compensation in the Company’s 2025 Annual Report for further discussion on the A&R 2024 Plan.
Performance-Based Restricted Stock Units
The table below summarizes the activity of the performance-based restricted stock units (“PRSUs”) for the nine months ended September 30, 2026:

(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Unvested PRSUs as of January 1, 2026	1,185	$16.06
Granted	641	$30.47
Vested	(6)	$17.23
Forfeited	(38)	$20.05
Unvested PRSUs as of September 30, 2026	1,782	$21.16
As of September 30, 2026, there was $23.2 million of unrecognized compensation expense related to the PRSU awards, which will be amortized over a weighted average period of 1.3 years.
Equity-based compensation related to PRSUs was $2.3 million and $1.6 million for the three months ended September 30, 2026 and 2025, respectively, and equity-based compensation related to PRSUs was $8.6 million and $5.7 million for the nine months ended September 30, 2026 and 2025, respectively. Equity compensation related to PRSUs is included in general and administrative expenses in the condensed consolidated statements of income.
Time-Based Restricted Stock Units
The table below summarizes the activity of the time-based restricted stock units (“TRSUs”) for the nine months ended September 30, 2026:

(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value
Unvested TRSUs as of January 1, 2026	689	$19.39
Granted	463	$28.46
Vested	(282)	$19.38
Forfeited	(20)	$22.95
Unvested TRSUs as of September 30, 2026	850	$24.26
As of September 30, 2026, there was $15.1 million of unrecognized compensation expense related to the A&R 2024 Plan TRSU awards, which will be amortized over a weighted average period of 1.8 years.
Equity-based compensation related to the TRSUs was $2.4 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively, and equity-based compensation related to TRSUs was $6.3 million and $3.4 million for the nine months ended September 30, 2026 and 2025, respectively, which is included in general and administrative expenses in the condensed consolidated statements of income.
Employee Stock Purchase Plan
A total of 500,000 shares of the Company’s common stock are available for awards under the ESPP. The ESPP permits only eligible employees to purchase shares of the Company’s common stock through payroll deductions, which cannot exceed 10% of the employee’s eligible compensation. The ESPP is implemented through a series of offerings of up to a period of 27 months, which consist of one offering period. During the offering period, payroll contributions will accumulate without interest and, on the last trading day of the offering period, accumulated payroll deductions will be used to purchase shares of the Company's common stock. The first offering period under the ESPP commenced on July 1, 2025. For the three and nine months ended September 30, 2026, the Company recognized equity-based compensation expense related to the ESPP of $0.1 million and $0.2 million, respectively, which is included in general and administrative expenses in the condensed consolidated statements of income. For both the three and nine months ended September 30, 2025 the Company recognized equity-based compensation expense related to the ESPP of a negligible amount.
Note 10 - Investments
Joint Ventures
BKV-BPP Power Joint Venture
In 2021, the BKV-BPP Power Joint Venture was formed to own and operate combined-cycle natural gas-fired power generation facilities and a retail electricity marketing business in Temple, Texas. The Company currently owns a 75% interest in BKV-BPP Power, with BPPUS owning the remaining 25%. BKV-BPP Power generates revenues primarily through the sale of electricity and related products in the ERCOT market and through retail customer contracts, which allows the Company to integrate its upstream natural gas production with downstream power generation and marketing activities.
Pursuant to the capital call issued by BKV-BPP Power on June 30, 2026, the Company and BPPUS contributed $190.4 million and $65.4 million, respectively, totaling $255.8 million to BKV-BPP Power. On July 17, 2026, the Company satisfied $49.5 million of its capital call through deposits for power equipment paid directly to the equipment manufacturer. On August 29, 2026, the Company satisfied $140.5 million through contributions of power equipment, deposits on power equipment, and land, and on September 1, 2026, satisfied the remaining $0.4 million capital call in cash. Also, on September 1, 2026, BPPUS funded its $65.4 million capital call through a cash contribution to BKV-BPP Power.
BKV-CIP Joint Venture

On May 8, 2025, BKV dCarbon Ventures, together with C Squared Solutions, Inc. (the “Class B Member”), a subsidiary of the Energy Transition Fund managed by Copenhagen Infrastructure Partners (CIP), and for the limited purposes specified therein, BKV Corporation, entered into the BKV-CIP JV Agreement forming BKV dCarbon Project, LLC (the “BKV-CIP Joint Venture”) for the purpose of developing CCUS projects. On May 8, 2025, BKV dCarbon Ventures contributed to the BKV-CIP Joint Venture $40.3 million of CCUS assets that included the BKV dCarbon Barnett Zero, LLC and BKV dCarbon Las Tiendas, LLC and related assets (including the Barnett Zero and Eagle Ford CCUS projects), and $4.1 million of Section 45Q accrued receivables at carrying value, and committed to future contributions of certain CCUS projects, related assets, and/or cash in exchange for an interest in the BKV-CIP Joint Venture and 4,796,421 Class A Units at $10.00 per unit. On May 9, 2026, BKV dCarbon Ventures contributed to the BKV-CIP Joint Venture $4.5 million of CCUS assets, increasing BKV dCarbon Ventures’ total contributions to $48.8 million. In exchange for BKV dCarbon Ventures’ additional contribution to the BKV-CIP Joint Venture, BKV dCarbon Ventures received 448,395 Class A Units at $10.00 per unit, for a total of 5,244,816 Class A Units. The Class B Member committed up to an initial $500.0 million in cash for use by the BKV-CIP Joint Venture in constructing and operating new CCUS projects across the United States in exchange for no more than a 49% interest in the BKV-CIP Joint Venture. Through September 30, 2026, the Class B Member contributed $31.3 million. During the three months ended September 30, 2025, the Class B Member contributed $6.7 million, and during the nine months ended September 30, 2026 and 2025, contributed $13.4 million and $11.0 million, respectively. No contributions were made during the three months ended September 30, 2026. In exchange for the Class B Member's contribution to the BKV-CIP Joint Venture, the Class B Member has received a total of 3,131,156 of the BKV-CIP Joint Venture's Class B Units at $10.00 per unit.
On September 1, 2026, the BKV-CIP Joint Venture and BKV Corporation entered into two separate agreements to sell Section 45Q tax credits generated in 2025 at a 7% discount from their aggregate face amount. Aggregate cash proceeds from the sales were $10.9 million, of which $7.0 million was received by the BKV-CIP Joint Venture on September 9, 2026. The remaining proceeds were received by BKV Corporation. On September 17, 2026, $5.4 million of the cash proceeds were paid to the Class B Member under the terms of the joint venture agreement.
Net income (loss) is allocated to each member pursuant to the BKV-CIP JV Agreement’s liquidation provisions. For the three months ended September 30, 2026, BKV dCarbon Ventures and the Class B Member's allocation in BKV-CIP Joint Venture’s net income (loss) was 54% and 46%, respectively, and for the nine months ended September 30, 2026, it was 51% and 49%, respectively. For both the three and nine months ended September 30, 2025, BKV dCarbon Ventures and the Class B Member’s allocation in BKV-CIP Joint Venture's net income (loss) was 55% and 45%, respectively.
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

Consideration
Cash	$6,927
Total consideration	$6,927

Assets acquired and liabilities assumed
Cash and cash equivalents	$2,077
Accounts receivable, net	(624)
Other property and equipment, net	5,535
Accounts payable and accrued liabilities	(61)
Total net assets acquired	$6,927
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
The Company’s control over BKV-BPP Cotton Cove is derived from its majority ownership interest and governance rights, which provide the Company with the ability to direct the activities that most significantly impact the joint venture's economic and operational performance, including the development and operation of CCUS-related assets. The Company’s economic exposure is based on its ownership interest, including its potential earnings and losses, as well as funding its proportionate share of capital contributions in accordance with the respective agreements.
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

	September 30, 2026
(in thousands)	BKV-BPP Power	BKV-CIP Joint Venture	BKV-BPP Cotton Cove
Assets
Current assets
Cash and cash equivalents	$152,388	$7,874	$1,768
Restricted cash	16,254	—	—
Accounts receivable, net	40,933	13,089	1,191
Commodity derivative assets, current	32,940	—	—
Other current assets	24,729	362	—
Total current assets	267,244	21,325	2,959
Other property, plant, and equipment, net	838,579	71,429	16,950
Deposits	196,763	—	—
Other assets	12,699	—	—
Total assets	$1,315,285	$92,754	$19,909

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$49,347	$4,952	$290
Other current liabilities	22,020	—	—
Total current liabilities	71,367	4,952	290
Temple I Loan Agreements	162,000	—	—
Long-term debt, net	502,320	—	—
Other noncurrent liabilities	—	30	30
Total liabilities	$735,687	$4,982	$320

	December 31, 2025
(in thousands)	BKV-BPP Power	BKV-CIP Joint Venture	BKV-BPP Cotton Cove
Assets
Current assets
Cash and cash equivalents	$49,015	$1,331	$3,744
Restricted cash	15,846	—	—
Accounts receivable, net	28,618	11,749	568
Other current assets	30,360	654	—
Total current assets	123,839	13,734	4,312
Other property, plant, and equipment, net	806,673	55,452	16,606
Other assets	9,469	—	—
Total assets	$939,981	$69,186	$20,918

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$22,553	$4,880	$2,268
Other current liabilities	18,374	—	—
Total current liabilities	40,927	4,880	2,268
Temple I Loan Agreements	191,000	—	—
Long-term debt, net	450,947	—	—
Total liabilities	$682,874	$4,880	$2,268
Noncontrolling Interests
Noncontrolling interests held by BPPUS of 25% and 49% in BKV-BPP Power and BKV-BPP Cotton Cove, respectively, are presented as noncontrolling interest within equity on the condensed consolidated balance sheets.
Pursuant to the BKV-CIP JV Agreement, the Class B Units are not mandatorily redeemable or currently redeemable, but become exercisable by the Class B Member with the passage of time beginning on May 8, 2027. The Company determined that there is an embedded put option in the Class B Units, which contains redemption features that are not solely within the control of the Company. Therefore, the shares of the BKV-CIP Joint Venture’s Class B Units have been classified as noncontrolling interest within mezzanine equity on the Company’s condensed consolidated balance sheets. The redemption value of the Class B Units is based on a 1.65x multiple of invested capital, reduced by cumulative distributions made to the Class B Member. The contributions from the Class B Member are accreted to the redemption value over a period from issuance to the earliest redemption date (using the effective interest method) with the accretion accounted for as a dividend paid to the Class B Member. As of September 30, 2026, the carrying value of the Class B Units was $25.5 million, compared to an estimated redemption value of approximately $45.1 million.
As of both September 30, 2026 and December 31, 2025, the distribution payable to the Class B Member was $6.9 million, which represents 49% of the Section 45Q tax credits generated by BKV dCarbon Ventures in 2024. The distribution payable is included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.
Note 11 - Commitments and Contingencies
The Company may be subject to various claims, title matters, and legal proceedings arising in the ordinary course of business, including environmental contamination claims, personal injury and property damage claims, claims related to joint interest billings and other matters under natural gas operating agreements, and other contractual disputes. The Company maintains general liability and other insurance to cover some of these potential liabilities. The Company accrues for a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If a loss is probable or reasonably possible, but the loss or range of loss cannot be reasonably estimated, the Company discloses the nature of the contingency, but does not accrue for the loss until a reasonable estimate or range becomes available. As of September 30, 2026, the Company has recorded an aggregate accrual for loss contingencies of approximately $0.3 million, which is included in other current liabilities in the condensed consolidated balance sheets.
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
The Company has volume commitments in the form of gathering, processing, and transportation agreements with various third parties that require delivery of 698,787,208 dekatherms of natural gas. The significant majority of the agreements terminate by 2029, with one agreement extending through 2036. As of September 30, 2026, the aggregate undiscounted future payments required under these contracts total $208.6 million.
BKV-BPP Power has commitment agreements to support the operation, fuel supply, and commercialization of its power generation assets. These agreements include energy management, fuel transportation and storage, operations and maintenance, and administrative service arrangements with terms expiring through 2028.
From time to time, the Company enters into separate parental guarantees for certain wholly-owned subsidiaries under commercial agreements with third-party counterparties. As of September 30, 2026, the aggregate maximum potential future payments under these guarantees are $27.5 million, excluding enforcement costs and attorneys’ fees that may be payable under certain guarantees. As of September 30, 2026, no amounts had been drawn under the guarantees. In addition, the Company evaluated the guarantees under ASC 460, Guarantees, and determined that the fair value of its obligations was immaterial as of September 30, 2026.
On June 22, 2026, the Company entered into a master agreement for software licensing, maintenance, and hosting services for a term of 48 months. As of September 30, 2026, the aggregate undiscounted future payments required under these contracts total $3.0 million.
On March 25, 2026 and May 15, 2026, the Company entered into two separate equipment supply contracts related to a planned modular power generation project. Under the agreements, BKV Corporation and BKV-BPP Power are committed to pay up to an aggregate of $248.2 million in purchase payments, scheduled in phases from 2026 through 2027, to secure the manufacture of modular power generation equipment. During the nine months ended September 30, 2026, the Company paid $171.3 million of the purchase payments. If BKV-BPP Power terminates the contracts before manufacturing of the equipment begins, BKV Corporation and BKV-BPP Power would be required to pay 60% of the contract price, and if BKV-BPP Power terminates the contracts after manufacturing of the equipment begins, BKV Corporation and BKV-BPP Power would be required to pay 100% of the contract price. Based on the respective ownership of BKV-BPP Power, BPPUS has agreed to fund its pro rata share of any such payments made by BKV Corporation. In addition, during the nine months ended September 30, 2026, BKV Corporation and BKV-BPP Power paid $1.0 million and $14.0 million, respectively, to obtain the option to enter into agreements for two additional equipment tranches. On October 9, 2026, BKV Corporation and BKV-BPP Power exercised those options and entered into agreements for the additional equipment tranches. The option payments are credited towards the amounts due under the equipment agreements. For more information regarding these equipment supply contracts, see Note 15 - Subsequent Events.
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
A summary of the Company's commitments as of September 30, 2026, is provided in the following table:

(in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
RBL Credit Agreement	$—	$—	$240,000	$—	$—	$—	$240,000
2030 Senior Notes (7.50%)	—	—	—	—	500,000	—	500,000
2031 Convertible Senior Notes (1.625%)	—	—	—	—	—	575,000	575,000
Promissory Note	—	—	—	—	—	46,000	46,000
Power Equipment Financing Facility	—	—	84,424	—	—	—	84,424
Temple Term Loan Facility	2,500	10,000	357,827	—	—	—	370,327
Temple Revolving Facility	—	—	60,000	—	—	—	60,000
Interest payable	20,328	—	—	—	—	—	20,328
BKV-BPP Power commitment agreements	1,430	5,093	401	—	—	—	6,924
Temple I Loan Agreements	—	162,000	—	—	—	—	162,000
Interest payable on Temple I Loan Agreements	6,669	—	—	—	—	—	6,669
Equipment supply contract	6,894	70,012	—	—	—	—	76,906
Operating lease payments	1,688	1,816	1,383	1,303	1,345	5,627	13,162
Transportation commitments	18,000	63,264	54,168	34,257	5,913	33,032	208,634
Software commitments	—	999	999	999	—	—	2,997
Total	$57,509	$313,184	$799,202	$36,559	$507,258	$659,659	$2,373,371
Note 12 - Income Taxes
For the three and nine months ended September 30, 2026 and 2025, the Company calculated its provision for income taxes using the estimated annual effective income tax rate applied to year-to-date ordinary income (loss) before income taxes. The provision for income taxes also includes the tax effects of discrete items recognized in the period in which they occur.
The Company's effective tax rates for the three months ended September 30, 2026 and 2025 were 7.3% and 20.1%, respectively, and for the nine months ended September 30, 2026 and 2025 were 17.1% and 15.7%, respectively. For the three and nine months ended September 30, 2026, the effective tax rate differed from the U.S. federal statutory rate of 21.0% due to the Company benefiting from nontaxable book income from Section 45Q tax credits net of discount, noncontrolling interest related to the Company's investment in joint venture partnerships, and Section 45I tax credits from marginal production. These tax benefits were partially offset by the tax expense arising from the limitation of deductible executive compensation under Section 162(m) and nondeductible transaction costs. For the three and nine months ended September 30, 2025, the effective tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to the Company benefiting from nontaxable book income from Section 45Q tax credits, from Section 45I tax credits from marginal well production, and deferred tax balance remeasurement for state blended rate changes, partially offset by the expense related to executive compensation limitations under Section 162(m).
Note 13 - Earnings Per Share
Basic net income (loss) per common share attributable to BKV for each period is calculated by dividing net income (loss) attributable to BKV, adjusted for accretion to redemption value of the Class B Units, by the basic weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share attributable to BKV is calculated by dividing net income (loss) attributable to BKV, adjusted for accretion to redemption value of the Class B Units, by the diluted weighted average number of common shares outstanding for the respective period. Any remeasurement of the accretion to redemption value of the Class B Units subject to possible redemption was considered to be dividends paid to the Class B Member. Accordingly, accretion is deducted from net income (loss) in the calculation of earnings per share. Diluted weighted average number of common shares outstanding and the dilutive effect of potential common shares are calculated using the treasury stock method. The Company includes potential shares of common stock for PRSUs and TRSUs in the calculation of diluted weighted average shares outstanding based on the number of common shares that would be issuable if the end of the reporting period was also the end of the performance period. During periods in which the Company incurred a net loss, diluted weighted average common shares outstanding were equal to basic weighted average of common shares outstanding because the effects of all potential common shares were anti-dilutive.

The following is the calculation of basic and diluted net income (loss) per common share attributable to BKV for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net income attributable to BKV	$29,430	$83,503	$149,311	$109,292
Accretion of Class B Units to redemption value	(83)	(537)	(2,624)	(818)
Net income including accretion of Class B Units to redemption value	$29,347	$82,966	$146,687	$108,474

Basic weighted average common shares outstanding	109,108	84,776	106,866	84,731
Add: dilutive effect of TRSUs	189	204	176	122
Add: dilutive effect of PRSUs	85	—	136	—
Diluted weighted average of common shares outstanding (1)	109,382	84,980	107,178	84,853

Net income per common share attributable to BKV:
Basic	$0.27	$0.98	$1.37	$1.28
Diluted (1)	$0.27	$0.98	$1.37	$1.28
_______________________________________
(1) The diluted weighted average shares outstanding and diluted earnings per share figures above do not reflect any potential dilutive impact from conversion of the 2031 Convertible Senior Notes as the notes were not convertible during the reporting period. For further discussion on the 2031 Convertible Senior Notes, see Note 3 - Debt.
Note 14 - Reportable Segments
Prior to the consolidation of the BKV-BPP Power Joint Venture in the first quarter of 2026, the Company was organized, managed, and identified as one operating segment and one reportable segment. Thereafter, as a result of changes to the Company’s internal reporting structure, the Company’s CODM changed the manner in which resource allocation decisions are made and performance is assessed. As such, commencing in the first quarter of 2026, the Company’s natural gas production, natural gas midstream, and power generation business lines, all of which are located within the United States, are now organized into two reportable segments for financial reporting purposes: (i) Upstream/Midstream and (ii) Power. In addition, the Company has an “All Other” category, which includes its Corporate and Other operating segment. The Corporate and Other operating segment includes the Company’s remaining non-reportable segment operations consisting primarily of its CCUS business line and general corporate expenses not allocated to its reportable segments. Prior period segment information has been recast to reflect the current reportable segment structure.
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
The Company’s Power segment is engaged in electricity generation, wholesale energy sales and purchases, retail marketing operations, and the pursuit of growth opportunities in the power sector. These activities are conducted through the BKV-BPP Power Joint Venture in which the Company holds a 75% ownership interest. Subsidiaries of the BKV-BPP Power Joint Venture own the Temple Plants, which are modern combined-cycle gas and steam turbine power plants located in the ERCOT North Zone in Temple, Texas, and operate a retail marketing business throughout the deregulated portions of Texas. Separately, in support of its power growth strategy, the Company has entered into equipment supply contracts to secure the manufacture of modular power generation equipment for a planned power generation project in Temple, Texas.

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
The following tables present the Company’s segment revenues and other operating income, significant segment operating expenses, and segment income (loss) from operations:

	Three Months Ended September 30, 2026
(in thousands)	Upstream/Midstream	Power	Total Reportable Segments	Corporate and Other	Total
Revenues and other operating income
Natural gas, NGL, and oil sales	$237,722	$—	$237,722	$—	$237,722
Power revenues	—	87,445	87,445	—	87,445
Derivative gains, net	1,510	83,358	84,868	—	84,868
Marketing revenues	65,117	—	65,117	—	65,117
Section 45Q tax credits	—	—	—	3,277	3,277
Other	(4)	—	(4)	(55)	(59)
Total revenues and other operating income	304,345	170,803	475,148	3,222	478,370
Operating expenses
Lease operating and workover	46,568	—	46,568	—	46,568
Fuel commodity costs	—	44,459	44,459	—	44,459
Purchased power	—	44,659	44,659	—	44,659
Marketing expense	60,072	762	60,834	65	60,899
Taxes other than income	11,032	5,110	16,142	22	16,164
Gathering and transportation	70,501	—	70,501	—	70,501
Depreciation, depletion, amortization, and accretion	44,604	9,482	54,086	655	54,741
Power operating and maintenance	—	17,402	17,402	—	17,402
General and administrative	24,461	8,889	33,350	10,916	44,266
Other operating expenses	6,617	1,521	8,138	3,336	11,474
Total operating expenses	263,855	132,284	396,139	14,994	411,133
Income (loss) from operations	$40,490	$38,519	$79,009	$(11,772)	$67,237
Capital expenditures	$53,536	$7,034	$60,570	$20,920	$81,490

	Three Months Ended September 30, 2025
(in thousands)	Upstream/Midstream	Power	Total Reportable Segments	Corporate and Other	Total
Revenues and other operating income
Natural gas, NGL, and oil sales	$192,435	$—	$192,435	$—	$192,435
Power revenues	—	85,018	85,018	—	85,018
Derivative gains, net	74,890	93,845	168,735	—	168,735
Marketing revenues	6,880	—	6,880	—	6,880
Section 45Q tax credits	—	—	—	3,740	3,740
Other	(539)	—	(539)	5	(534)
Total revenues and other operating income	273,666	178,863	452,529	3,745	456,274
Operating expenses
Lease operating and workover	36,920	—	36,920	—	36,920
Fuel commodity costs	—	46,173	46,173	—	46,173
Purchased power	—	41,427	41,427	—	41,427
Marketing expense	3,926	737	4,663	—	4,663
Taxes other than income	11,643	3,948	15,591	—	15,591
Gathering and transportation	61,822	—	61,822	—	61,822
Depreciation, depletion, amortization, and accretion	37,344	9,546	46,890	538	47,428
Power operating and maintenance	—	17,647	17,647	—	17,647
General and administrative	17,510	5,585	23,095	8,280	31,375
Other operating expenses	5,310	1,695	7,005	7,079	14,084
Total operating expenses	174,475	126,758	301,233	15,897	317,130
Income (loss) from operations	$99,191	$52,105	$151,296	$(12,152)	$139,144
Capital expenditures	$66,155	$337	$66,492	$19,005	$85,497

	Nine Months Ended September 30, 2026
(in thousands)	Upstream/Midstream	Power	Total Reportable Segments	Corporate and Other	Total
Revenues and other operating income
Natural gas, NGL, and oil sales	$747,325	$—	$747,325	$—	$747,325
Power revenues	—	230,797	230,797	—	230,797
Derivative gains, net	54,318	226,914	281,232	—	281,232
Marketing revenues	111,102	—	111,102	58	111,160
Section 45Q tax credits	—	—	—	9,385	9,385
Other	456	—	456	(3,603)	(3,147)
Total revenues and other operating income	913,201	457,711	1,370,912	5,840	1,376,752
Operating expenses
Lease operating and workover	136,125	—	136,125	—	136,125
Fuel commodity costs	—	144,412	144,412	—	144,412
Purchased power	—	101,516	101,516	—	101,516
Marketing expense	87,528	2,167	89,695	151	89,846
Taxes other than income	38,577	13,646	52,223	43	52,266
Gathering and transportation	206,398	—	206,398	—	206,398
Depreciation, depletion, amortization, and accretion	128,116	30,838	158,954	1,605	160,559
Power operating and maintenance	—	52,346	52,346	—	52,346
General and administrative	68,785	25,705	94,490	34,295	128,785
Other operating expenses	12,043	10,568	22,611	6,969	29,580
Total operating expenses	677,572	381,198	1,058,770	43,063	1,101,833
Income (loss) from operations	$235,629	$76,513	$312,142	$(37,223)	$274,919
Capital expenditures	$194,256	$29,255	$223,511	$51,344	$274,855

	Nine Months Ended September 30, 2025
(in thousands)	Upstream/Midstream	Power	Total Reportable Segments	Corporate and Other	Total
Revenues and other operating income
Natural gas, NGL, and oil sales	$608,290	$—	$608,290	$—	$608,290
Power revenues	—	190,806	190,806	—	190,806
Derivative gains (losses), net	34,907	222,471	257,378	—	257,378
Marketing revenues	26,305	—	26,305	—	26,305
Section 45Q tax credits	—	—	—	9,621	9,621
Other	(1,704)	—	(1,704)	5	(1,699)
Total revenues and other operating income	667,798	413,277	1,081,075	9,626	1,090,701
Operating expenses
Lease operating and workover	106,151	—	106,151	—	106,151
Fuel commodity costs	—	132,388	132,388	—	132,388
Purchased power	—	89,588	89,588	—	89,588
Marketing expense	11,570	1,881	13,451	—	13,451
Taxes other than income	35,269	13,154	48,423	—	48,423
Gathering and transportation	180,641	—	180,641	—	180,641
Depreciation, depletion, amortization, and accretion	114,479	28,709	143,188	1,417	144,605
Power operating and maintenance	—	53,341	53,341	—	53,341
General and administrative	46,313	19,022	65,335	27,589	92,924
Other operating expenses	8,942	2,518	11,460	17,334	28,794
Total operating expenses	503,365	340,601	843,966	46,340	890,306
Income (loss) from operations	$164,433	$72,676	$237,109	$(36,714)	$200,395
Capital expenditures	$176,578	$630	$177,208	$32,391	$209,599

The following table reconciles total segment income (loss) from operations to consolidated income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Total segment operating income	$79,009	$151,296	$312,142	$237,109
Unallocated amounts:
Corporate and Other revenues and other operating income	3,222	3,745	5,840	9,626
Corporate and Other marketing expense	(65)	—	(151)	—
Corporate and Other taxes other than income	(22)	—	(43)	—
Corporate and Other depreciation, depletion, amortization, and accretion	(655)	(538)	(1,605)	(1,417)
Corporate and Other general and administrative	(10,916)	(8,280)	(34,295)	(27,589)
Corporate and Other other operating expenses	(3,336)	(7,079)	(6,969)	(17,334)
Interest expense, net	(27,624)	(21,547)	(79,886)	(62,593)
Other income	1,791	1,168	7,164	5,242
Income before income taxes	$41,404	$118,765	$202,197	$143,044
The following table presents total assets by reportable segment reconciled to total consolidated assets:

(in thousands)	September 30, 2026	December 31, 2025
Upstream/Midstream	$2,941,818	$2,670,434
Power	1,504,345	939,981
Total reportable segments	4,446,163	3,610,415
Corporate and Other	639,797	328,842
Total consolidated assets	$5,085,960	$3,939,257
Note 15 - Subsequent Events
On October 2, 2026, the Company entered into an equipment and services contract for a planned power generation project in Texas. The contract provides for the purchase of power generation equipment with aggregate generation capacity of up to approximately 1,230 MW, as well as related technical advisory, performance testing and training services. The Company’s aggregate purchase commitment is $797.5 million, subject to adjustments, including $80.0 million, which had previously been paid as non-refundable reservation fees during the nine months ended September 30, 2026. Accordingly, approximately $717.5 million remains payable under the contract. Payments are principally scheduled through December 2028, with the final 2.5% payable upon substantial and final completion in June and July 2030, respectively. Inclusive of the $80.0 million previously paid for by the Company, approximately $200.0 million is due on or before March 31, 2027, of which $120.0 million remains payable. Approximately 90% of the portion of the $200.0 million that is due on or before March 31, 2027 is covered by way of a backstop agreement with a leading investment-grade hyperscaler. This hyperscaler is also the intended offtaker for the Company’s prospective power generation project. If the Company has not reached mutually agreeable offtake arrangements by March 31, 2027, then it may at such time terminate this contract for convenience and have no further payment obligations thereunder.
On October 9, 2026, BKV Corporation and BKV-BPP Power each entered into a separate equipment supply contract related to the planned modular power generation project. BKV Corporation guaranteed BKV-BPP Power’s obligations under its contract and BPPUS has agreed to fund its pro rata share of any such payments made by BKV Corporation. Under the agreements, BKV Corporation and BKV-BPP Power are committed to pay approximately $242.6 million and $235.5 million, respectively, in aggregate purchase payments, less the commitment amounts previously paid, for the manufacture, delivery, and commissioning of the additional equipment. The stated purchase commitments exclude separately reimbursable duties, tariffs, and certain taxes and are subject to a limited foreign-currency adjustment. BKV Corporation’s and BKV-BPP Power’s payments under these contracts are scheduled in phases from 2026 through 2030 and 2026 through 2028, respectively. On October 13, 2026, BKV Corporation and BKV-BPP Power paid $24.3 million and $40.1 million, respectively, of the purchase payments. If either BKV Corporation or BKV-BPP Power cancels its respective agreement for convenience, it generally would be required to pay a cancellation fee ranging from 30% to 100% of the applicable contract price, depending on the date of cancellation, less any portion of the contract price previously paid.
In connection with the equipment supply contract entered into by BKV-BPP Power, on October 9, 2026, BKV-BPP Power entered into a cost reimbursement agreement with the intended offtaker for the prospective power project. If mutually agreeable offtake arrangements are not agreed to by November 18, 2026 (subject to extension by mutual agreement), then BKV-BPP Power may terminate the supply contract and the intended offtaker will be required to reimburse eligible termination fees and realized losses up to $179.3 million. The agreement contemplates an extension to December 21, 2026, and the ability to extend further, each on mutual agreement. Under certain circumstances, the intended offtaker may elect to take assignment of the equipment supply contract in which case it would reimburse BKV-BPP Power for eligible costs, subject to an aggregate cap of $374.1 million. This agreement also allows the Company to maintain its development schedule while advancing commercial discussions toward a long-term power purchase agreement.
On October 27, 2026, the Company amended the Temple I Loan Agreements to extend the maturity date from November 1, 2026 to November 1, 2027.
The Company evaluated subsequent events through the date these condensed consolidated financial statements were issued and determined they represent nonrecognized subsequent events. No other subsequent events have occurred that would require recognition or disclosure to the condensed consolidated financial statements and the notes thereto.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I, Financial Statements in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2025 included in our 2025 Annual Report on Form 10-K filed on March 6, 2026, as amended by Amendment No. 1 on Form 10-K/A filed on August 19, 2026. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expectations. We disclaim any duty to publicly update any forward-looking statements except as otherwise required by applicable law.
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
Recent Developments
•Barnett Acquisition. On September 15, 2026, we completed the Barnett Acquisition. Upon closing the Barnett Acquisition, we acquired approximately 117,000 net acres, 65 MMcfe/d of production, nearly 0.35 Tcfe of PDP reserves (using NYMEX strip pricing), and 1,000 gross operated wells. The acquisition also includes operated midstream infrastructure and an operated carbon capture and sequestration project. For additional information, see Note 2 - Acquisitions.
•2031 Convertible Senior Notes. On September 14, 2026, we issued in a private placement $575.0 million of our 2031 Convertible Senior Notes due October 15, 2031. Net proceeds from the offering of the 2031 Convertible Senior Notes were $559.2 million, after deducting the initial purchasers’ discounts and commissions and offering expenses paid by us. We used approximately $64.7 million of the net proceeds to fund the cost of privately negotiated capped call transactions and approximately $35.0 million of the net proceeds to fund the cost of concurrent share repurchases. See Note 9 - Stockholders’ Equity for further discussion on the capped call transactions and concurrent share repurchases. The remaining net proceeds were used for general corporate purposes, including repayment of outstanding indebtedness and capital expenditures. For additional information regarding the 2031 Convertible Senior Notes, see Note 3 - Debt and under “Liquidity and Capital Resources - 2031 Convertible Senior Notes.”
Operational and Financial Highlights
Below are some highlights of our operating and financial results for the three and nine months ended September 30, 2026:
•Production of natural gas, NGLs, and oil was 90.3 Bcfe, or 981.2 MMcfe/d and 262.5 Bcfe, or 961.7 MMcfe/d, respectively.
•Average realized product prices, excluding the impact of settled derivatives, were $2.63 per Mcfe and $2.85 per Mcfe, respectively.
•Power generation of 2,317 GWh and 6,520 GWh, respectively, from the Temple Plants and capacity factors of 71.7% and 67.9%, respectively.
•Upstream/Midstream production revenues were $237.7 million and $747.3 million, respectively, and Power revenues were $87.4 million and $230.8 million respectively.
•Net income attributable to BKV was $29.4 million and $149.3 million, respectively.
•Net cash provided by operating activities for the nine months ended September 30, 2026 was $346.2 million.
•Accrued capital expenditures for the nine months ended September 30, 2026 were $268.8 million.
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
Upstream Capital Costs. Businesses engaged in the exploration and production of natural gas and NGLs, such as ours, face the challenge of natural production declines. As initial reservoir pressures are depleted, natural gas and NGL production from a given well naturally decreases. Thus, as does any natural gas exploration and production company, we deplete part of our asset base with each unit of natural gas and NGLs we produce. We attempt to overcome this natural decline by drilling and refracturing to unlock additional reserves and acquiring more reserves than we produce. Our future growth will depend on our ability to enhance production levels from our existing reserves and to continue to add reserves in excess of production in a cost-effective manner, through development of existing assets and acquisitions. Our ability to fund capital expenditures to increase production from our existing reserves and add reserves through drilling is dependent on our capital resources and may be constrained by a number of factors, including our ability to access capital in a cost-effective manner and timely obtain drilling permits and regulatory approvals.
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
Production Volumes and Power Data
The following table presents our historical production volumes and power data for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Production Data
Natural gas (MMcf)	72,839	60,325	213,703	172,776
NGLs (MBbls)	2,861	2,621	8,001	7,498
Oil (MBbls)	44	29	139	126
Total volumes (MMcfe)	90,269	76,225	262,543	218,520
Average daily total volumes (MMcfe/d)	981.2	828.5	961.7	800.4
Power Data
Power generation (GWh)	2,317	2,246	6,520	5,746
Fuel consumption (thousands of MMBtu)	16,812	16,025	46,800	40,852
Impact of Acquisitions and Joint Venture Transactions. Our financial condition and results of operations for the periods presented were impacted by acquisitions and joint venture transactions completed during 2025 and 2026, which changed the scale, composition, and ownership structure of our operations.
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
In September 2026, we completed the Barnett Acquisition, which expanded our operated and non-operated asset base in the Barnett and is expected to provide operational synergies with our existing Barnett assets. Because the acquisition closed on September 15, 2026, its impact on our results of operations for the nine months ended September 30, 2026 was limited. However, the acquisition increased our assets and borrowings under the RBL Credit Agreement as of September 30, 2026, and its results will affect comparability in future periods.
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
Realized Commodity Prices
NYMEX Henry Hub, for gas prices, and NYMEX WTI, for oil prices, are widely used benchmarks for the pricing of natural gas and oil in the United States. The price we receive for our natural gas and oil production is generally different than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. Prices received for NGLs are generally based on published OPIS pricing indices for individual NGL components at Mont Belvieu, including ethane, propane, isobutane, normal butane, and natural gasoline, and are affected by product mix, regional market conditions, transportation costs, and other factors. In addition, we are exposed to fluctuations in wholesale electricity prices, primarily in the

ERCOT market, related to our power generation and marketing activities. Power prices are influenced by several factors, including natural gas prices, weather, and market supply and demand. As such, our revenues are sensitive to the price of the underlying commodity to which they relate. For further discussion on our derivative contracts, see Note 6 - Derivative Instruments to the unaudited condensed consolidated financial statements. The following is a comparison of average pricing excluding and including the effects of derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average prices:
Natural gas ($/Mcf)
Average NYMEX Henry Hub price	$2.95	$3.07	$3.63	$3.39
Average natural gas realized price (excluding derivatives)	$2.31	$2.50	$2.64	$2.75
Average natural gas realized price (including derivatives)	$2.90	$2.81	$2.94	$2.83
Differential	$(0.64)	$(0.57)	$(0.99)	$(0.64)
NGLs ($/Bbl)
Average NGL realized price (excluding derivatives)	$23.05	$15.17	$21.46	$16.82
Average NGL realized price (including derivatives)	$20.13	$15.64	$19.36	$16.29
Oil ($/Bbl)
Average oil realized price	$84.95	$59.62	$81.79	$61.32
High and low daily spot prices
Natural gas ($/Mcf)
High NYMEX Henry Hub	$3.34	$3.52	$30.72	$9.86
Low NYMEX Henry Hub	$2.56	$2.70	$2.54	$2.65
Oil ($/Bbl)
High NYMEX WTI	$107.02	$71.09	$114.58	$80.73
Low NYMEX WTI	$69.60	$62.22	$56.01	$58.50
Power
Average power price ($/MWh) (excluding derivatives)	$34.74	$45.41	$37.75	$37.80
Average power price ($/MWh) (including derivatives)	$40.37	$43.89	$44.03	$46.77
Average natural gas cost ($/Mcf)	$2.64	$2.88	$3.09	$3.24

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
Upstream/Midstream Segment
Comparison of the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(in thousands, other than percentages)	2026	2025	Change	% Change
Production volume
Total production volumes (MMcfe)	90,269	76,225	14,044	18%
Average daily production (MMcfe/d)	981.2	828.5	152.7	18%
Average realized price (excluding derivatives)	$2.63	$2.52	$0.11	4%
Average realized price (including derivatives)	$3.02	$2.78	$0.24	9%

Revenues and other operating income
Natural gas revenues	$168,039	$150,933	$17,106	11%
NGL revenues	65,945	39,773	26,172	66%
Oil revenues	3,738	1,729	2,009	*
Derivative gains, net	1,510	74,890	(73,380)	(98)%
Marketing revenues	65,117	6,880	58,237	*
Other	(4)	(539)	535	(99)%
Total revenues and other operating income	304,345	273,666	30,679
Operating expenses
Lease operating and workover	46,568	36,920	9,648	26%
Marketing expense	60,072	3,926	56,146	*
Taxes other than income	11,032	11,643	(611)	(5)%
Gathering and transportation	70,501	61,822	8,679	14%
Depreciation, depletion, amortization, and accretion	44,604	37,344	7,260	19%
General and administrative	24,461	17,510	6,951	40%
Other operating expenses	6,617	5,310	1,307	25%
Total operating expenses	263,855	174,475	89,380
Income from operations	$40,490	$99,191	$(58,701)

Per unit costs
Lease operating and workover	$0.52	$0.48	$0.04	8%
Marketing expense	$0.67	$0.05	$0.62	*
Taxes other than income	$0.12	$0.15	$(0.03)	(20)%
Gathering and transportation	$0.78	$0.81	$(0.03)	(4)%
Depreciation, depletion, amortization, and accretion	$0.49	$0.49	$—	—%
General and administrative	$0.27	$0.23	$0.04	17%
Other operating expenses	$0.07	$0.07	$—	—%
Total	$2.92	$2.28	$0.64
*Percentage not meaningful

Natural Gas Revenues
Our natural gas revenues increased by $17.1 million, or 11%, to $168.0 million for the three months ended September 30, 2026, from $150.9 million for the three months ended September 30, 2025. The increase was primarily due to higher production volumes during the three months ended September 30, 2026, which accounted for a $31.3 million increase in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price). The increase was offset by commodity price decreases, excluding the effect of derivative settlements, which provided a $14.2 million decrease in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes).
NGL Revenues
Our NGL revenues increased by $26.2 million, or 66%, to $65.9 million for the three months ended September 30, 2026, from $39.8 million for the three months ended September 30, 2025. The increase was primarily due to commodity price increases, excluding the effect of derivative settlements, which accounted for a $22.5 million increase in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes). The increase was also due to slightly higher production volumes during the three months ended September 30, 2026, which accounted for a $3.6 million increase in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price).
Oil Revenues
Our oil revenues increased by $2.0 million, to $3.7 million for the three months ended September 30, 2026, from $1.7 million for the three months ended September 30, 2025. The increase was due to the impact of commodity price increases, excluding the effect of derivative settlements, which accounted for a $1.1 million increase in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes). The increase was also due to higher production volumes during the three months ended September 30, 2026, which accounted for a $0.9 million increase in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price).
Derivative Gains, Net
For the three months ended September 30, 2026, our Upstream/Midstream segment had net realized and unrealized gains on derivative contracts of $1.5 million compared to net realized and unrealized gains on derivative contracts of $74.9 million for the same period in 2025. The decrease in gains for the three months ended September 30, 2026, was primarily attributable to our open derivative positions, which were in an unrealized loss position of $33.4 million, compared to an unrealized gain position of $55.2 million for the same period in 2025. The current period primarily reflects increases in the forward curve of natural gas prices relative to the previous quarter, whereas the prior year period reflected significant decreases in future natural gas prices compared to June 30, 2025. Offsetting the loss position in our derivative gains, net was our realized gains of $34.9 million, compared to $19.7 million for the three months ended September 30, 2025, which were due to lower natural gas prices settled in the current period compared to the same period in the prior year.
Marketing Revenues
Our marketing revenues were derived under our marketing agreement with a third party pursuant to which we received a fixed percentage of all net income realized in the resale of our and other producers’ hydrocarbons. Starting in the second quarter of 2026, we began marketing all of our own natural gas production, causing our marketing revenues to increase by approximately $58.2 million to $65.1 million for the three months ended September 30, 2026, from $6.9 million for the three months ended September 30, 2025.
Other Revenues
Other revenues include the gain (loss) on sale of assets, which was a loss of $0.5 million for the three months ended September 30, 2025.
Lease Operating and Workover
The following table summarizes our components of lease operating expenses for the periods presented:

	Three Months Ended September 30,
	2026		2025		$ Change	% Change
(in thousands, other than percentages and average costs)	Amount	Per Mcfe	Amount	Per Mcfe
Lease operating expenses	$44,024	$0.49	$34,760	$0.46	$9,264	27%
Workover expenses	2,544	0.03	2,160	0.03	384	18%
Total lease operating and workover expense	$46,568	$0.52	$36,920	$0.49	$9,648	26%
Lease operating and workover expenses were $46.6 million, or $0.52 per Mcfe, for the three months ended September 30, 2026, which was an increase of $9.6 million, or 26%, from $36.9 million, or $0.49 per Mcfe, for the three months ended September 30, 2025. The increase in lease operating and workover expenses during the three months ended September 30, 2026, compared to the same period in 2025, was primarily attributable to $9.2 million of lease operating and workover expenses associated with BKV Barnett II, which was acquired in connection with the Bedrock Acquisition in September 2025, and $1.3 million associated with the Barnett Acquisition in September 2026. The increase was partially offset by lower lease operating costs period-over-period.
Marketing Expense
Starting in the second quarter of 2026, we began marketing all of our own natural gas production, causing our marketing expense to increase by approximately $56.1 million to $60.1 million, or $0.67 per Mcfe, for the three months ended September 30, 2026, from $3.9 million, or $0.05 per Mcfe, for the three months ended September 30, 2025.
Taxes Other Than Income
Taxes other than income were $11.0 million, or $0.12 per Mcfe, for the three months ended September 30, 2026, which was a decrease of $0.6 million, or 5%, from $11.6 million, or $0.15 per Mcfe, for the three months ended September 30, 2025. The decrease was primarily driven by a $2.8 million decrease in Texas ad valorem and property taxes due to the increase in the business and personal property tax exemption under Texas House Bill 9. The decrease was also attributable to a $0.3 million decrease in ad valorem and property tax in NEPA. These decreases were offset by a $1.9 million increase in production taxes and ad valorem and property taxes attributable to BKV Barnett II.
Gathering and Transportation
Gathering and transportation expenses were $70.5 million, or $0.78 per Mcfe, for the three months ended September 30, 2026, which was an increase of $8.7 million, or 14%, from $61.8 million, or $0.81 per Mcfe, for the three months ended September 30, 2025. This increase was primarily driven by $8.1 million and $1.6 million of higher costs associated with natural gas and NGL production volumes, respectively, and $1.8 million of NGL rate increases. These increases were offset by $2.9 million of natural gas rate decreases.
Depreciation, Depletion, Amortization, and Accretion
Depreciation, depletion, amortization, and accretion was $44.6 million, or $0.49 per Mcfe, for the three months ended September 30, 2026, which was an increase of $7.3 million, or 19%, from $37.3 million, or $0.49 per Mcfe, for the three months ended September 30, 2025. The increase was primarily attributable to an additional $3.3 million of expense related to BKV Barnett II, which was acquired in connection with the Bedrock Acquisition in September 2025. The remainder of the increase was driven by higher production volumes, partially offset by a lower depletion rate resulting from an increase in our proved reserves.
General and Administrative
General and administrative expenses were $24.5 million, or $0.27 per Mcfe, for the three months ended September 30, 2026, which was an increase of $7.0 million, from $17.5 million, or $0.23 per Mcfe, for the three months ended September 30, 2025. The increase was primarily attributable to $6.1 million of higher information technology costs, employee and office expenses, and consulting and contracting costs, which resulted in increased corporate allocations to the Upstream/Midstream segment.
Other Operating Expenses
Other operating expenses were $6.6 million, or $0.07 per Mcfe, for the three months ended September 30, 2026, which was an increase of $1.3 million, from $5.3 million, or $0.07 per Mcfe, for the three months ended September 30, 2025. The increase in other operating expenses during the three months ended September 30, 2026, compared to the same period in 2025, was primarily attributable to $4.5 million of acquisition and integration costs with the Barnett Acquisition incurred during the current period compared to $3.8 million in integration costs from the Bedrock Acquisition incurred during the same period in the prior year, a $0.5 million write-off of accounts receivable from the Bedrock Acquisition, and $0.5 million from inactive well reclamation costs, both incurred during the current period. These increases were partially offset by a $0.4 million period-over-period decrease in emissions monitoring.
Power Segment
Comparison of the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(in thousands, other than percentages)	2026	2025	Change	% Change
Temple I capacity factor	75.9%	71.1%	4.8%	7%
Temple II capacity factor	67.4%	67.5%	(0.1)%	—%
Total power generation (GWh)	2,317	2,246	71	3%
Fuel consumption (thousands of MMBtu)	16,812	16,025	787	5%
Average generation price (excluding derivatives)	$34.74	$45.41	$(10.67)	(23)%
Average generation price (including derivatives)	$40.37	$43.89	$(3.52)	(8)%
Average natural gas cost	$2.64	$2.88	$(0.24)	(8)%
Average spark spread	$21.18	$23.32	$(2.14)	(9)%

Revenues and other operating income
Power revenues	$87,445	$85,018	$2,427	3%
Derivative gains, net	83,358	93,845	(10,487)	(11)%
Total revenues and other operating income	170,803	178,863	(8,060)
Operating expenses
Fuel commodity costs	44,459	46,173	(1,714)	(4)%
Purchased power	44,659	41,427	3,232	8%
Marketing expense	762	737	25	3%
Taxes other than income	5,110	3,948	1,162	29%
Depreciation, depletion, amortization, and accretion	9,482	9,546	(64)	(1)%
Power operating and maintenance	17,402	17,647	(245)	(1)%
General and administrative	8,889	5,585	3,304	59%
Other operating expenses	1,521	1,695	(174)	(10)%
Total operating expenses	132,284	126,758	5,526
Income from operations	$38,519	$52,105	$(13,586)
*Percentage not meaningful
Power Revenues
During the three months ended September 30, 2026, our Power revenues were $87.4 million, which was an increase of $2.4 million, or 3%, from $85.0 million for the three months ended September 30, 2025, which include merchant energy sales and revenue from our retail business. The increase was primarily due to the increase in retail sales, which was attributable to an increase in retail customers period-over-period.
Derivative Gains, Net
For the three months ended September 30, 2026, our Power segment had net realized and unrealized gains on derivative contracts of $83.4 million, compared to net realized and unrealized gains of $93.8 million for the same period in 2025, representing a decrease of $10.5 million. The decrease is primarily due to a $10.1 million unfavorable change in unrealized gains on our power derivatives driven by an increase in the forward power curve relative to the fixed contracted prices. The remaining decreases were due to a $41.6 million unfavorable change in net realized gains on our power derivatives driven by higher realized market power prices relative to contracted prices between periods, offset by a $39.4 million favorable change in realized gains on HRCO settlements and a $1.4 million favorable change in realized results on our natural gas hedges.
Fuel Commodity Costs
Fuel commodity costs were $44.5 million for the three months ended September 30, 2026, which was a decrease of $1.7 million, or 4%, from $46.2 million for the three months ended September 30, 2025. The decrease was due to lower gas prices during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, offset by higher fuel consumption period-over-period.
Purchased Power
Purchased power costs for the retail business were $44.7 million for the three months ended September 30, 2026, which was an increase of $3.2 million, or 8%, from $41.4 million for the three months ended September 30, 2025. The increase in purchased power was due to higher sales from our retail business. This increase was offset by a $4.6 million favorable period-over-period change in the unrealized fair value of power derivatives included in purchased power costs, which resulted in a net unrealized gain of $3.6 million during the three months ended September 30, 2026, compared to a net unrealized loss of $1.0 million during the same period in 2025. The change in the unrealized fair value reflects changes in forward market power prices from the respective prior valuation dates, as well as differences in the outstanding derivative positions.
Marketing Expense
Marketing expense was $0.8 million for the three months ended September 30, 2026 and $0.7 million for the three months ended September 30, 2025.
Taxes Other Than Income
Taxes other than income were $5.1 million for the three months ended September 30, 2026, which was an increase of $1.2 million, or 29%, from $3.9 million for the three months ended September 30, 2025. The increase was driven by a subsequent property tax reassessment from the county that resulted in a higher assessed property value, including a catch-up amount related to prior periods.
Depreciation, Depletion, Amortization, and Accretion
Depreciation, depletion, amortization, and accretion was $9.5 million for both the three months ended September 30, 2026 and 2025, which was consistent between periods.
Power Operating and Maintenance
Power operating and maintenance expenses are costs incurred to run the Temple Plants. These expenses were $17.4 million for the three months ended September 30, 2026, which was a decrease of $0.2 million, or 1%, from $17.6 million for the three months ended September 30, 2025. The decrease was primarily due to a $0.7 million decrease in salaries and wages due to employees moving from the Power segment to Corporate and Other, offset by a $0.4 million increase in BKV-BPP Retail’s service costs.
General and Administrative
General and administrative expenses were $8.9 million for the three months ended September 30, 2026, which was an increase of $3.3 million, from $5.6 million for the three months ended September 30, 2025. The increase was primarily attributable to higher allocations of corporate general and administrative costs and higher administrative service expenses charged by BKV under the administrative services agreement due to an increase in contracted rates, and BKV-BPP Retail’s costs to acquire new customers.
Other Operating Expenses
Other operating expenses were $1.5 million for the three months ended September 30, 2026, which was a decrease of $0.2 million, from $1.7 million for the three months ended September 30, 2025. The decrease was due to lower transaction costs related to the BKV-BPP Power Joint Venture Transaction period-over-period.
Other Income Statement Line Items
Section 45Q Tax Credits

Our Section 45Q tax credits decreased by $0.5 million, or 12%, to $3.3 million during the three months ended September 30, 2026, from $3.7 million during the three months ended September 30, 2025. Our Section 45Q tax credits relate to CO2 waste sequestration activities under our Barnett Zero, Cotton Cove and Eagle Ford projects. The decrease was primarily attributable to the recognition of a 7% and 8% discount to the face of Section 45Q tax credits generated in 2025 and 2026, respectively, in connection with their sale to a third party during the three months ended September 30, 2026. The decrease was partially offset by increased Section 45Q tax credits generated from higher volumes of CO2 waste sequestered following the commencement of injection operations at the Cotton Cove and Eagle Ford projects during the first half of 2026.
General and Administrative
General and administrative expenses were $10.9 million, for the three months ended September 30, 2026, which was an increase of $2.6 million, from $8.3 million, for the three months ended September 30, 2025. The increase was primarily due to higher payroll, legal, and contract labor costs. The increase also reflected changes in the administrative service agreement allocated to the Power segment, with the corresponding intercompany amounts eliminated within Corporate and Other for segment reporting purposes. These increases were partially offset by lower employee and office and consulting expenses and a reclassification of early-stage CCUS project development costs from general and administrative expenses into other operating expenses during the three months ended September 30, 2026.
Other Operating Expenses
Other operating expenses were $3.3 million for the three months ended September 30, 2026, which was a decrease of $3.7 million, from $7.1 million, for the three months ended September 30, 2025. The decrease was primarily attributable to a $5.6 million ERP write-off recognized during the three months ended September 30, 2025. This decrease was partially offset by a $1.8 million reclassification of early-stage CCUS project development costs from general and administrative expenses into other operating expenses during the three months ended September 30, 2026. These costs were incurred before the related projects were placed in service and before we and our joint venture partners began funding the projects.
Other Income (Expense)
Interest expense. Interest expense was $25.7 million for the three months ended September 30, 2026, which was an increase of $8.1 million, from $17.5 million for the three months ended September 30, 2025. The increase in interest expense during the three months ended September 30, 2026 was primarily due to an increase of $8.8 million of interest on the 2030 Senior Notes, $0.6 million of higher debt amortization expense, $0.6 million of interest on the Promissory Note, and $0.4 million of interest on our 2031 Convertible Senior Notes. These increases were partially offset by $1.4 million and $0.9 million of lower interest expense on the Temple Term Loan Facility and the RBL Credit Agreement, respectively, compared to the same period in 2025.
Interest expense, related party. Interest expense, related party was $4.0 million for the three months ended September 30, 2026, which was a decrease of $1.0 million, from $5.0 million for the three months ended September 30, 2025. The decrease was primarily due to a lower outstanding balance on the Temple I Loan Agreements period-over-period.
Interest income. Interest income was $2.0 million for the three months ended September 30, 2026, which was an increase of $1.1 million, from $1.0 million for the three months ended September 30, 2025. The increase was due to higher average cash balances during the three months ended September 30, 2026, compared to the same period in 2025.
Income tax expense. For the three months ended September 30, 2026, we had an income tax expense of $3.0 million, which was a decrease of $20.9 million, from a $23.9 million income tax expense for the three months ended September 30, 2025. The period-over-period change was primarily due to lower pretax earnings, which resulted in a lower income tax provision.

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
Upstream/Midstream Segment
Comparison of the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands, other than percentages)	2026	2025	Change	% Change
Production volume
Total production volumes (MMcfe)	262,543	218,520	44,023	20%
Average daily production (MMcfe/d)	961.7	800.4	161.3	20%
Average realized price (excluding derivatives)	$2.85	$2.78	$0.07	3%
Average realized price (including derivatives)	$3.03	$2.83	$0.20	7%

Revenues and other operating income
Natural gas revenues	$564,291	$474,478	$89,813	19%
NGL revenues	171,665	126,086	45,579	36%
Oil revenues	11,369	7,726	3,643	47%
Derivative gains, net	54,318	34,907	19,411	56%
Marketing revenues	111,102	26,305	84,797	*
Other	456	(1,704)	2,160	*
Total revenues and other operating income	913,201	667,798	245,403
Operating expenses
Lease operating and workover	136,125	106,151	29,974	28%
Marketing expense	87,528	11,570	75,958	*
Taxes other than income	38,577	35,269	3,308	9%
Gathering and transportation	206,398	180,641	25,757	14%
Depreciation, depletion, amortization, and accretion	128,116	114,479	13,637	12%
General and administrative	68,785	46,313	22,472	49%
Other operating expenses	12,043	8,942	3,101	35%
Total operating expenses	677,572	503,365	174,207
Income from operations	$235,629	$164,433	$71,196

Per unit costs
Lease operating and workover	$0.52	$0.49	$0.03	6%
Marketing expense	$0.33	$0.05	$0.28	*
Taxes other than income	$0.15	$0.16	$(0.01)	(6)%
Gathering and transportation	$0.79	$0.83	$(0.04)	(5)%
Depreciation, depletion, amortization, and accretion	$0.49	$0.52	$(0.03)	(6)%
General and administrative	$0.26	$0.21	$0.05	24%
Other operating expenses	$0.05	$0.04	$0.01	25%
Total	$2.59	$2.30	$0.29
*Percentage not meaningful

Natural Gas Revenues
Our natural gas revenues increased by $89.8 million, or 19%, to $564.3 million for the nine months ended September 30, 2026, from $474.5 million for the nine months ended September 30, 2025. The increase was due to higher production volumes during the nine months ended September 30, 2026, which accounted for a $112.4 million increase in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price). The impact was offset by commodity price decreases, excluding the effect of derivative settlements, which provided a $22.6 million decrease in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes).
NGL Revenues
Our NGL revenues increased by $45.6 million, or 36%, to $171.7 million for the nine months ended September 30, 2026, from $126.1 million for the nine months ended September 30, 2025. The increase was due to $37.1 million of commodity price increases, excluding the effect of derivative settlements (calculated as the change in the period-to-period average price times current period production volumes) and higher production volumes, which accounted for an $8.5 million increase (calculated as the change in period-to-period volumes times the prior period average price).
Oil Revenues
Our oil revenues increased by $3.6 million, or 47%, to $11.4 million for the nine months ended September 30, 2026, from $7.7 million for the nine months ended September 30, 2025. The increase was primarily due to the impact of commodity price increases, excluding the effect of derivative settlements, which accounted for a $2.8 million increase in period-over-period revenues (calculated as the change in the period-to-period average price times current period production volumes) and higher production volumes, which accounted for a $0.8 million increase in period-over-period revenues (calculated as the change in period-to-period volumes times the prior period average price).
Derivative Gains, Net
For the nine months ended September 30, 2026, our Upstream/Midstream segment had net realized and unrealized gains on derivative contracts of $54.3 million, compared to net realized and unrealized gains of $34.9 million for the same period in 2025. The favorable change during the nine months ended September 30, 2026, was primarily attributable to our realized gains of $47.8 million compared to $10.8 million for the nine months ended September 30, 2025, which were due to slightly lower natural gas prices settled in the current period compared to the same period in the prior year. Offsetting the gain position in our derivative gains, net, our open derivative positions were in an unrealized gain position of $6.5 million, compared to $24.1 million for the same period in 2025. The current period primarily reflects decreases in the forward curve of natural gas prices relative to December 31, 2025, whereas the prior year period reflected increases in future natural gas prices compared to December 31, 2024. In addition, we purchased put options of $16.2 million in the first quarter of 2025, limiting our 2026/2027 pricing downside.
Marketing Revenues
Our marketing revenues were derived under our marketing agreement with a third party pursuant to which we received a fixed percentage of all net income realized in the resale of our and other producers’ hydrocarbons. Starting in the second quarter of 2026, we began marketing all of our own natural gas production, causing our marketing revenues to increase by approximately $84.8 million to $111.1 million for the nine months ended September 30, 2026, from $26.3 million for the nine months ended September 30, 2025.
Other Revenues
Other revenues include the gain (loss) on sale of assets, which was a gain of $0.5 million for the nine months ended September 30, 2026, compared to a loss of $1.7 million for the same period in 2025. The period-over-period increase was primarily due to a gain on sale of assets of $0.3 million during the nine months ended September 30, 2026, whereas the prior year period included a loss of $2.9 million on the sale of the Bridgeport building, offset by a gain on sale of assets of $1.1 million.
Lease Operating and Workover
The following table summarizes our components of lease operating expenses for the periods presented:

	Nine Months Ended September 30,
	2026		2025		$ Change	% Change
(in thousands, other than percentages and average costs)	Amount	Per Mcfe	Amount	Per Mcfe
Lease operating expenses	$127,880	$0.48	$101,112	$0.46	$26,768	26%
Workover expenses	8,245	0.04	5,039	0.03	3,206	64%
Total lease operating and workover expense	$136,125	$0.52	$106,151	$0.49	$29,974	28%
Lease operating and workover expenses were $136.1 million, or $0.52 per Mcfe, for the nine months ended September 30, 2026, which was an increase of $30.0 million, or 28%, from $106.2 million, or $0.49 per Mcfe, for the nine months ended September 30, 2025. The increase in lease operating and workover expenses during the nine months ended September 30, 2026, compared to the same period in 2025, was primarily attributable to $29.2 million of lease operating and workover expenses associated with BKV Barnett II, which was acquired in connection with the Bedrock Acquisition in September 2025, and $1.3 million associated with the Barnett Acquisition in September 2026.
Marketing Expense
Beginning in the second quarter of 2026, we began marketing all of our own natural gas production, causing our marketing expenses to increase by approximately $76.0 million to $87.5 million for the nine months ended September 30, 2026, from $11.6 million for the nine months ended September 30, 2025.
Taxes Other Than Income
Taxes other than income were $38.6 million, or $0.15 per Mcfe, for the nine months ended September 30, 2026, which was an increase of $3.3 million, or 9%, from $35.3 million, or $0.16 per Mcfe, for the nine months ended September 30, 2025. The increase was primarily driven by a $6.4 million increase in production taxes and ad valorem and property taxes attributable to BKV Barnett II and $2.3 million of higher production tax in the legacy Barnett. These increases were offset by a $2.9 million production tax refund, a $2.1 million decrease in Texas ad valorem and property taxes due to the increase in the business and personal property tax exemption under Texas House Bill 9, and a $0.3 million decrease in ad valorem and property tax in NEPA.
Gathering and Transportation
Gathering and transportation expenses were $206.4 million, or $0.79 per Mcfe, for the nine months ended September 30, 2026, which was an increase of $25.8 million, or 14%, from $180.6 million, or $0.83 per Mcfe, for the nine months ended September 30, 2025. This increase was primarily driven by $14.8 million and $3.6 million of higher costs associated with natural gas and NGL production volumes, respectively, and $6.1 million and $1.3 million of rate increases in natural gas and NGL, respectively.
Depreciation, Depletion, Amortization, and Accretion
Depreciation, depletion, amortization, and accretion was $128.1 million, or $0.49 per Mcfe, for the nine months ended September 30, 2026, which was an increase of $13.6 million, or 12%, from $114.5 million, or $0.52 per Mcfe, for the nine months ended September 30, 2025. The increase was primarily due to an additional $10.2 million of expense related to BKV Barnett II, which was acquired in connection with the Bedrock Acquisition in September 2025. The remainder of the increase was driven by higher production volumes, partially offset by a lower depletion rate resulting from an increase in our proved reserves.
General and Administrative
General and administrative expenses were $68.8 million, or $0.26 per Mcfe, for the nine months ended September 30, 2026, which was an increase of $22.5 million, from $46.3 million, or $0.21 per Mcfe, for the nine months ended September 30, 2025. The increase was primarily attributable to higher information technology costs, employee and office, and consulting and contracting costs, which resulted in increased corporate allocations to the Upstream/Midstream segment.
Other Operating Expenses
Other operating expenses were $12.0 million, or $0.05 per Mcfe, for the nine months ended September 30, 2026, which was an increase of $3.1 million, from $8.9 million, or $0.04 per Mcfe, for the nine months ended September 30, 2025. The increase was primarily attributable to $4.6 million of integration costs with the Barnett Acquisition incurred during the current period, a

$1.6 million increase in integration costs from the Bedrock Acquisition and a $1.0 million reduction in emissions costs period-over-period, and $0.5 million of write-off of accounts receivable from the Bedrock Acquisition, and $0.4 million from inactive well reclamation costs, both incurred during the current period. These increases were partially offset by a $2.1 million deficiency payment incurred under our minimum volume commitments on our midstream pipeline recognized during the same period in 2025 and a $2.0 million reduction in legal and consulting fees.
Power Segment
Comparison of the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands, other than percentages)	2026	2025	Change	% Change
Temple I capacity factor	69.9%	60.2%	9.7%	16%
Temple II capacity factor	65.9%	58.8%	7.1%	12%
Total power generation (GWh)	6,520	5,746	774	13%
Fuel consumption (thousands of MMBtu)	46,800	40,852	5,948	15%
Average generation price (excluding derivatives)	$37.75	$37.80	$(0.05)	—%
Average generation price (including derivatives)	$44.03	$46.77	$(2.74)	(6)%
Average natural gas cost	$3.09	$3.24	$(0.15)	(5)%
Average spark spread	$21.88	$23.73	$(1.85)	(8)%

Revenues and other operating income
Power revenues	$230,797	$190,806	$39,991	21%
Derivative gains, net	226,914	222,471	4,443	2%
Total revenues and other operating income	457,711	413,277	44,434
Operating expenses
Fuel commodity costs	144,412	132,388	12,024	9%
Purchased power	101,516	89,588	11,928	13%
Marketing expense	2,167	1,881	286	15%
Taxes other than income	13,646	13,154	492	4%
Depreciation, depletion, amortization, and accretion	30,838	28,709	2,129	7%
Power operating and maintenance	52,346	53,341	(995)	(2)%
General and administrative	25,705	19,022	6,683	35%
Other operating expenses	10,568	2,518	8,050	*
Total operating expenses	381,198	340,601	40,597
Income from operations	$76,513	$72,676	$3,837
*Percentage not meaningful
Power Revenues
During the nine months ended September 30, 2026, our Power revenues were $230.8 million, which was an increase of $40.0 million, or 21%, compared to $190.8 million during the nine months ended September 30, 2025, which include merchant energy sales and revenue from our retail business. The increase was primarily due to the increase in merchant energy sales, which was attributable to higher power generation and capacity at the Temple Plants and retail sales,which was due to an increase in retail customers period-over-period.
Derivative Gains, Net
For the nine months ended September 30, 2026, our Power segment had net realized and unrealized gains on derivative contracts of $226.9 million, compared to $222.5 million for the same period in 2025, representing an increase in net realized and unrealized gains on derivative contracts of $4.4 million. The increase in gains reflected a $108.7 million favorable change in realized gains on HRCO settlements, which was primarily due to higher contracted capacity with four contracts totaling 600 MW in 2026, compared to two contracts totaling 200 MW in the prior year period, a $14.5 million favorable change in unrealized gains on our power derivatives, and a $3.1 million favorable change in unrealized losses on our natural gas hedges. This was offset by a $120.9 million decrease in net realized gains on our power derivatives driven by higher realized market power prices relative to contracted prices and a $1.0 million unfavorable change in realized results on our natural gas hedges.
Fuel Commodity Costs
Fuel commodity costs were $144.4 million for the nine months ended September 30, 2026, which was an increase of $12.0 million, or 9%, from $132.4 million for the nine months ended September 30, 2025. The increase was due to higher fuel consumption compared to the same period in 2025.
Purchased Power
Purchased power costs for the retail business were $101.5 million for the nine months ended September 30, 2026, which was an increase of $11.9 million, or 13%, from $89.6 million for the nine months ended September 30, 2025. The increase in purchased power costs was due to higher sales from our retail business. This increase was also due to a $1.6 million favorable period-over-period change in the unrealized fair value of power derivatives included in purchased power costs, which resulted in a net unrealized gain of $0.2 million during the nine months ended September 30, 2026, compared to a net unrealized loss of $1.4 million during the same period in 2025. The change in the unrealized fair value reflects changes in forward market power prices from the respective prior valuation dates, as well as differences in the outstanding derivative positions.
Taxes Other Than Income
Taxes other than income were $13.6 million for the nine months ended September 30, 2026, which was an increase of $0.5 million, or 4%, from $13.2 million for the nine months ended September 30, 2025. The increase was driven by a subsequent property tax reassessment from the county that resulted in a higher assessed property value, including a catch-up amount related to prior periods.
Depreciation, Depletion, Amortization, and Accretion
Depreciation, depletion, amortization, and accretion was $30.8 million for the nine months ended September 30, 2026, which was an increase of $2.1 million, or 7%, from $28.7 million for the nine months ended September 30, 2025. The increase was primarily due to the true-up of depreciation on equipment during the nine months ended September 30, 2026.
Power Operating and Maintenance
Power operating and maintenance expenses are costs incurred to run the Temple Plants and were $52.3 million for the nine months ended September 30, 2026, which was a decrease of $1.0 million, or 2%, from $53.3 million for the nine months ended September 30, 2025. The decrease was primarily due to a $1.6 million decrease in salaries and wages due to employees moving from the Power segment to Corporate and Other, offset by a $0.7 million increase in BKV-BPP Retail’s service costs.
General and Administrative
General and administrative expenses were $25.7 million for the nine months ended September 30, 2026, which was an increase of $6.7 million, from $19.0 million for the nine months ended September 30, 2025. The increase was primarily attributable to higher allocations of corporate general and administrative costs and $3.9 million of higher administrative service expenses charged by BKV under the administrative services agreement due to an increase in contracted rates. These increases were partially offset by $3.0 million of lower credit loss expense with BKV-BPP Retail customers as the prior year period included significant write-offs related to 2024 and 2025 customer balances.
Other Operating Expenses
Other operating expenses were $10.6 million for the nine months ended September 30, 2026, which was an increase of $8.1 million, from $2.5 million for the nine months ended September 30, 2025. The increase was due to $7.8 million of higher transaction costs related to the BKV-BPP Power Joint Venture Transaction period-over-period. In addition, there were $0.2 million of increased gas transportation and storage expense during the nine months ended September 30, 2026 compared to the same period in 2025.
Other Income Statement Line Items
Section 45Q Tax Credits

Our Section 45Q tax credits decreased by $0.2 million, or 2%, to $9.4 million during the nine months ended September 30, 2026, from $9.6 million during the nine months ended September 30, 2025. Our Section 45Q tax credits related to CO2 waste sequestration activities under our Barnett Zero, Cotton Cove and Eagle Ford projects. The decrease was primarily attributable to the recognition of a 7% and 8% discount to the face of Section 45Q tax credits generated in 2025 and 2026, respectively, in connection with their sale to a third party during the nine months ended September 30, 2026. The decrease was offset by increased Section 45Q tax credits generated from higher volumes of CO2 waste sequestered following the commencement of injection operations at the Cotton Cove and Eagle Ford projects during the first half of 2026.
Other Revenues
For the nine months ended September 30, 2026, other revenues was a loss of $3.6 million, which included the impairment of our asset held for sale.
General and Administrative
General and administrative expenses were $34.3 million, for the nine months ended September 30, 2026, which was an increase of $6.7 million, from $27.6 million, for the nine months ended September 30, 2025. The increase was primarily due to higher payroll, legal, and contract labor costs. The increase also reflected changes in the administrative service agreement allocated to the Power segment, with the corresponding intercompany amounts eliminated within Corporate and Other for segment reporting purposes. These increases were partially offset by lower employee and office, information technology, and consulting expenses.
Other Operating Expenses
Other operating expenses were $7.0 million for the nine months ended September 30, 2026, which was a decrease of $10.4 million, from $17.3 million for the nine months ended September 30, 2025. The decrease was due to activity during the nine months ended September 30, 2025, which included a $5.6 million ERP write-off, $3.1 million of costs related to the CCUS equity raise, $2.3 million in CCUS transaction fees, and $1.1 million in a project write-off. The decrease was also due to a $0.6 million and a $0.4 million decrease in CCUS operating expenses and emissions monitoring, respectively, period-over-period. This decrease was partially offset by a $1.8 million reclassification of early-stage CCUS project development costs from general and administrative expenses into other operating expenses during the nine months ended September 30, 2026. These costs were incurred before the related projects were placed in service and prior to being funded by us and our joint venture partners.
Other Income (Expense)
Interest expense. Interest expense was $73.4 million for the nine months ended September 30, 2026, which was an increase of $23.4 million, from $49.9 million for the nine months ended September 30, 2025. The increase in interest expense during the nine months ended September 30, 2026 was primarily due to $27.4 million of interest on the 2030 Senior Notes, $2.0 million of higher debt amortization expense, $1.7 million of interest on the Promissory Note, an increase of $0.9 million of interest on our letters of credit, and $0.4 million of interest on the 2031 Convertible Senior Notes. These increases were partially offset by $5.2 million and $4.0 million of lower interest expense on the RBL Credit Agreement and the Temple Term Loan Facility, respectively, compared to the same period in 2025.
Interest expense, related party. Interest expense, related party was $12.3 million for the nine months ended September 30, 2026, which was a decrease of $2.9 million, from $15.1 million for the nine months ended September 30, 2025. The decrease was primarily due to a lower outstanding balance on the Temple I Loan Agreements period-over-period.
Interest income. Interest income was $5.7 million for the nine months ended September 30, 2026, which was an increase of $3.3 million, from $2.5 million for the nine months ended September 30, 2025. The increase was due to higher average cash balances during the nine months ended September 30, 2026, compared to the same period in 2025.
Income tax expense. For the nine months ended September 30, 2026, we had an income tax expense of $34.6 million, which was an increase of $12.2 million, from a $22.4 million income tax expense for the nine months ended September 30, 2025. The change was primarily due to an increase in pretax earnings period-over period, and the prior year’s deferred tax balance remeasurement for Pennsylvania.

Liquidity and Capital Resources
Capital Commitments
Our primary needs for cash are to fund our upstream development, midstream, power, and CCUS activities, fund operations and capital expenditures, acquisitions, and asset retirement obligations, cover any debt interest or minimum volume commitment obligations, pay down debt, and return capital to stockholders. Our primary uses of cash during the nine months ended September 30, 2026 included the development of our natural gas properties, deposits for modular power generation equipment and associated reservation fees, funding the Barnett Acquisition, land acquisitions, and funding the BKV-BPP Power Joint Venture transaction. Our primary uses of cash during the nine months ended September 30, 2025 included funding the Bedrock Acquisition and the development of our natural gas properties.
Operating and Development Capital Expenditures
During the nine months ended September 30, 2026 and 2025, cash paid for capital expenditures was $274.9 million and $209.6 million, respectively, and deposits paid as part of our strategic growth initiatives were $243.3 million and $15.0 million, respectively. Our current estimated 2026 budget for total accrued capital expenditures is approximately $850 million to $920 million on a Company-wide basis. This includes deposits and equipment payments made directly by lenders in connection with our strategic capital program. To help fund these capital expenditures, we expect to receive approximately $160 million to $180 million of capital contributions from our joint venture partners in our CCUS and power businesses. Expected contributions from our joint venture partners would bring our 2026 net accrued capital expenditure range to $690 million to $740 million. Capital expenditures for our operated properties are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for natural gas and NGLs, the availability of equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs, and the level of participation by other interest owners. In addition, the development of our power business is capital intensive, requiring ongoing investments in land, modular equipment, and turbine generators. We will continue to monitor commodity prices and overall market conditions and can adjust our rig cadence up or down in response to changes in commodity prices and overall market conditions.
Strategic Power Growth Commitments
On March 25, 2026 and May 15, 2026, we entered into two separate equipment supply contracts related to a planned modular power generation project. Under the agreements, BKV Corporation and BKV-BPP Power are committed to pay up to an aggregate of $248.2 million in purchase payments, scheduled in phases from 2026 through 2027, to secure the manufacture of modular power generation equipment. During the nine months ended September 30, 2026, we paid $171.3 million of the purchase payments. If BKV-BPP Power terminates the contracts before manufacturing of the equipment begins, BKV Corporation and BKV-BPP Power would be required to pay 60% of the contract price, and if BKV-BPP Power terminates the contracts after manufacturing of the equipment begins, BKV Corporation and BKV-BPP Power would be required to pay 100% of the contract price. Based on our respective ownership of BKV-BPP Power, BPPUS has agreed to fund its pro rata share of any such payments made by BKV Corporation.
On October 2, 2026, we entered into an equipment and services contract for a planned power generation project in Texas. The contract provides for the purchase of power generation equipment with aggregate generation capacity of up to approximately 1,230 MW, as well as related technical advisory, performance testing and training services. Our aggregate purchase commitment is $797.5 million, subject to adjustments, including $80.0 million, which had previously been paid as non-refundable reservation fees during the nine months ended September 30, 2026. Accordingly, approximately $717.5 million remains payable under the contract. Payments are principally scheduled through December 2028, with the final 2.5% payable upon substantial and final completion in June and July 2030, respectively. Inclusive of the $80.0 million we previously paid for, approximately $200.0 million is due on or before March 31, 2027, of which $120.0 million remains payable. Approximately 90% of the portion of the $200.0 million that is due on or before March 31, 2027 is covered by way of a backstop agreement with a leading investment-grade hyperscaler. This hyperscaler is also the intended offtaker for our prospective power generation project. If we have not reached mutually agreeable offtake arrangements by March 31, 2027, then we may at such time terminate this contract for convenience and have no further payment obligations thereunder.
On October 9, 2026, BKV Corporation and BKV-BPP Power each entered into a separate equipment supply contract related to the planned modular power generation project. BKV Corporation guaranteed BKV-BPP Power’s obligations under its contract and BPPUS has agreed to fund its pro rata share of any such payments made by BKV Corporation. Under the agreements, BKV

Corporation and BKV-BPP Power are committed to pay approximately $242.6 million and $235.5 million, respectively, in aggregate purchase payments, less the commitment amounts previously paid, for the manufacture, delivery and commissioning of the additional equipment. The stated purchase commitments exclude separately reimbursable duties, tariffs and certain taxes and are subject to a limited foreign-currency adjustment. BKV Corporation’s and BKV-BPP Power’s payments under these contracts are scheduled in phases from 2026 through 2030 and 2026 through 2028, respectively. On October 13, 2026, BKV Corporation and BKV-BPP Power paid $24.3 million and $40.1 million, respectively, of the purchase payments. If either BKV Corporation or BKV-BPP Power cancels its respective agreement for convenience, it generally would be required to pay a cancellation fee ranging from 30% to 100% of the applicable contract price, depending on the date of cancellation, less any portion of the contract price previously paid.
In connection with the equipment supply contract entered into by BKV-BPP Power, on October 9, 2026, BKV-BPP Power entered into a cost reimbursement agreement with the intended offtaker for the prospective power project. If mutually agreeable offtake arrangements are not agreed to by November 18, 2026 (subject to extension by mutual agreement), then BKV-BPP Power may terminate the supply contract and the intended offtaker will be required to reimburse eligible termination fees and realized losses up to $179.3 million. The agreement contemplates an extension to December 21, 2026, and the ability to extend further, each on mutual agreement. Under certain circumstances, the intended offtaker may elect to take assignment of the equipment supply contract in which case it would reimburse BKV-BPP Power for eligible costs, subject to an aggregate cap of $374.1 million. This agreement also allows us to maintain our development schedule while advancing commercial discussions toward a long-term power purchase agreement.
Capital Resources
Historically, our primary sources of capital and liquidity have consisted of internally generated cash flows from operations, together with loans, capital contributions from our majority stockholder, BNAC, and our joint venture partners, and issuances of equity or debt. We also enter into financial instruments to reduce the impact of commodity and power price volatility and provide a level of certainty and stability around cash flows.
Short-Term Liquidity
We believe that our cash flows from operations, cash on hand, availability under our RBL Credit Agreement, expected contributions from our joint venture partners, and our commodity and power hedges in place will provide sufficient liquidity to fund our expected operations, planned capital expenditures and other material cash requirements, and to service our debt, through September 30, 2027. These requirements include the material contractual payments due during this current period, including payments under our power-equipment commitments and scheduled debt maturities, as applicable.
Long-Term Liquidity
Beyond September 30, 2027, our material cash requirements include our planned capital program, contractual commitments related to our power-growth initiatives, debt service, and scheduled debt maturities. We expect to fund these requirements through a combination of cash flows from operations, cash on hand, borrowings under our existing credit facilities, capital contributions from joint venture partners, project-level financing, and, as appropriate, potential debt or equity issuances and asset monetizations. We expect to fund the majority of our CCUS business from a variety of external sources, including contributions from our joint ventures with the Class B Member and BPPUS, project-based equity partnerships, debt financing, and federal grants, with the remaining capital needs being funded with cash flows from operations. If our capital requirements exceed these sources, we may pursue asset sales, leasehold or mineral-interest sales, or additional debt or equity issuances, none of which may be available on satisfactory terms, or at all. The availability and timing of these sources may be affected by commodity prices, operating performance, capital market conditions, and the timing of third-party and joint venture funding.
The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$346,211	$214,803
Net cash used in investing activities	(858,746)	(435,673)
Net cash provided by financing activities	884,074	299,088
Net increase in cash, cash equivalents, and restricted cash	$371,539	$78,218

Cash flows provided by operating activities. Net cash provided by operating activities was $346.2 million for the nine months ended September 30, 2026, compared to $214.8 million for the nine months ended September 30, 2025. Net cash provided by operating activities increased during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 due to an $86.8 million increase in income from operations (excluding noncash items), resulting from higher production volumes and higher power generation and capacity at the Temple Plants. Cash from operations also increased period-over-period due to the absence of $20.0 million and $16.2 million of cash paid in 2025 for the settlement of contingent liabilities and the purchase of put options, respectively, an $11.8 million favorable change in working capital, and increases of $3.3 million and $1.9 million in interest income and other income, respectively. These cash inflows were partially offset by an $8.6 million increase in cash paid for interest period-over-period.
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
Cash flows used in investing activities. Net cash used in investing activities was $858.7 million for the nine months ended September 30, 2026, compared to $435.7 million for the nine months ended September 30, 2025. The increase was driven by a $228.3 million increase in cash deposits on equipment supply and manufacturing reservations, $200.4 million of cash paid in the Barnett Acquisition, and $140.9 million in purchases of land. The increase was also attributable to higher capital expenditures, including a $28.6 million increase in the Power segment, a $20.0 million increase in CCUS capital expenditures, and a $17.7 million increase in the Upstream/Midstream segment, partially offset by a $1.0 million decrease in the Corporate and Other segment. Contributing to the cash outflow during the nine months ended September 30, 2025, was $220.3 million of cash paid for the Bedrock Acquisition, partially offset by $6.9 million in proceeds from the sales of assets and $2.1 million of cash acquired in the consolidation of a VIE in 2025.
The following table presents our capital expenditures (excluding leasehold costs and acquisitions) on an accrual basis for the nine months ended September 30, 2026 and 2025 and reconciles to cash flows used for capital expenditures in the condensed consolidated statements of cash flows.

	Nine Months Ended September 30,
	2026	2025
Total use of cash and cash equivalents for capital expenditures	$(274,855)	$(209,599)
Decrease (increase) in accrued capital expenditures	6,105	(7,392)
Capital expenditures (accrued)	$(268,750)	$(216,991)
Cash flows provided by financing activities. Net cash provided by financing activities was $884.1 million for the nine months ended September 30, 2026, which consisted of $559.2 million of cash proceeds from the issuance of the 2031 Convertible Senior Notes, net of initial purchasers’ discounts and commissions and offering expenses, $240.0 million in net borrowings on the RBL Credit Agreement, $185.5 million of net proceeds from the issuance of common stock, $78.8 million of cash contributions from noncontrolling interests, $59.6 million of net proceeds on the Power Equipment Financing Facility, $46.0 million of proceeds from the Promissory Note, and $0.9 million of cash received for common stock issued pursuant to the ESPP. These inflows were offset by $115.1 million of cash paid for a portion of the consideration for the BKV-BPP Power Joint Venture Transaction, $64.7 million of payments for capped call transactions, $35.0 million of cash paid for repurchase of common stock, $31.6 million of payments on the Temple Term Loan Facility, $29.0 million of payments on the Temple I Loan Agreements, $5.4 million of cash distributions to noncontrolling interest, $2.9 million of debt issuance costs on the Power Equipment Financing Facility and the 2030 Senior Notes, and $2.2 million of payments for taxes related to net share settlement of restricted stock units. For the nine months ended September 30, 2025, net cash provided by financing activities was $299.1 million, primarily consisting of $490.0 million in net proceeds from the issuance of the 2030 Senior Notes and $11.0 million of cash contributions from noncontrolling interest, offset by $165.0 million of net payments under the RBL Credit Agreement, $16.9 million of payments on the Temple Term Loan Facility, $14.0 million of payments on the Temple I Loan Agreements, $4.4 million of payments on debt issuance costs, and $1.6 million of payments for taxes related to net share settlement of restricted stock units.
Working Capital

As of September 30, 2026, we had cash and cash equivalents of $619.6 million and restricted cash of $16.3 million, compared to $248.4 million of cash and cash equivalents and restricted cash of $15.8 million as of December 31, 2025. Our net working capital surplus was $658.0 million as of September 30, 2026, compared to a net working capital deficit of $53.2 million as of December 31, 2025.
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
2031 Convertible Senior Notes
On September 14, 2026, we issued $575.0 million aggregate principal amount of 1.625% convertible senior notes due October 15, 2031 (the “2031 Convertible Senior Notes”), which includes the full exercise of the initial purchasers’ option to purchase up to an additional $75.0 million principal amount of the 2031 Convertible Senior Notes. The 2031 Convertible Senior Notes were issued pursuant to an indenture dated September 14, 2026, by and between the Company and U.S. Bank Trust Company, N.A., as trustee, and resulted in proceeds of $559.2 million, after deducting initial purchasers’ discounts and commissions, and debt issuance costs and offering expenses of $15.8 million. These debt issuance costs are amortized to interest expense on the condensed consolidated statements of income over the term of the 2031 Convertible Senior Notes. The proceeds were used to fund privately negotiated capped call transactions and concurrent share repurchases, with the remainder used for general corporate purposes, including repayment of outstanding indebtedness and capital expenditures.
Interest on the 2031 Convertible Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2027. The 2031 Convertible Senior Notes are senior unsecured obligations of BKV Corporation and rank equally in right of payment with our existing and future senior unsecured indebtedness, senior in right of payment to our existing and future indebtedness that is expressly subordinated to the 2031 Convertible Senior Notes and are effectively subordinate to our existing and future secured debt, to the extent of the value of the collateral securing that indebtedness, including borrowings under the RBL Credit Agreement and the Promissory Note. The indenture governing the 2031 Convertible Senior Notes contains limited covenants and sets forth certain events of default after which the 2031 Convertible Senior Notes may be declared due and payable and sets forth certain types of bankruptcy or insolvency events of default involving BKV Corporation, after which the 2031 Convertible Senior Notes become automatically due and payable.
We may redeem the 2031 Convertible Senior Notes, in whole or in part, at our option, from time to time, on or after October 15, 2029 and on or before the 50th scheduled trading day immediately preceding the maturity date, but only if specified conditions are satisfied. These conditions include that the 2031 Convertible Senior Notes are freely tradable as of the date we send the related redemption notice and that the last reported sale price per share of our common stock exceeds 130% of the conversion price for the required period.We may also redeem all, but not less than all, of the 2031 Convertible Senior Notes if the aggregate principal amount outstanding is less than 10% of the aggregate principal amount of the notes originally issued, including any additional notes issued upon exercise of the initial purchasers’ option, in each case subject to specified conditions. In addition, holders may require us to repurchase the 2031 Convertible Senior Notes upon the occurrence of a fundamental change, as defined in the indenture, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. For more information regarding the 2031 Convertible Senior Notes, see Note 3 - Debt. For more information regarding the capped call transactions and concurrent share repurchases, see Note 9 - Stockholders’ Equity.
Promissory Note
On March 3, 2026, in accordance with the terms of a real estate option agreement entered into on February 27, 2026, by and between a wholly-owned subsidiary of BKV Corporation, as seller, and an unaffiliated third party, as buyer, BKV Corporation, as borrower, received $46.0 million, representing an advance of a portion of the purchase price set forth in the real estate option agreement (the “Advance”). The Advance is evidenced by a promissory note (the “Promissory Note”) and is secured by a first-priority security interest in the real property that is the subject of the real estate option agreement. For more information regarding the Advance and Promissory Note, see Note 3 - Debt.
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
Loan Agreements and Credit Facilities
RBL Credit Agreement
On June 11, 2024, BKV Corporation, as a guarantor, and BKV Upstream Midstream, as borrower, entered into the RBL Credit Agreement with Citibank, N.A., as the administrative agent, and the financial institutions party thereto. The RBL Credit Agreement includes a maximum credit commitment of $1.5 billion. On May 20, 2026, BKV Corporation, BKV Upstream Midstream, the lenders and the administrative agent amended the RBL Credit Agreement to, among other things, redetermine and reaffirm the borrowing base at $1.0 billion in connection with the scheduled semiannual borrowing base redetermination. As of September 30, 2026, the borrowing base and elected commitment remained unchanged at $1.0 billion, and $800.0 million, respectively.
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
The RBL Credit Agreement includes customary equity cure rights that will enable BKV Upstream Midstream to cure certain breaches of the minimum current ratio covenant or the maximum net leverage ratio covenant (subject to certain limitations in the RBL Credit Agreement). As of September 30, 2026, BKV Upstream Midstream was in compliance with such covenants in the RBL Credit Agreement.
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
Financing costs related to the RBL Credit Agreement are deferred and capitalized as debt issuance costs and are included within other assets on the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, $5.0 million and $6.9 million, respectively, of unamortized debt issuance costs remained outstanding.
As of November 5, 2026, $280.0 million of borrowings and $15.5 million of letters of credit were outstanding under the RBL Credit Agreement, leaving $504.5 million of available capacity thereunder for future borrowings and letters of credit.
BKV-BPP Power Loan Agreements and Credit Facilities
Power Equipment Financing Facility
On September 16, 2026, BKV Corporation, as a guarantor, and BKV Power Ventures Bell, as borrower, entered into a Master Loan and Security Agreement (the “Power Equipment Financing Facility”) with Citizens Asset Finance, a division of Citizens Bank, N.A. (“Citizens”), as administrative agent, and Citizens and Bangkok Bank Public Company Limited, New York Branch (“Bangkok Bank”), as lenders to finance the purchase of power generation equipment.
The Power Equipment Financing Facility provides for aggregate maximum borrowings of $161.3 million to finance eligible progress payments related to modular generation equipment for future power plant facilities in Temple, Texas. Each advance is subject to customary conditions, including delivery of equipment milestone documentation, invoices, lien waivers and other supporting information. Amounts repaid under the Power Equipment Financing Facility may not be reborrowed.
As of September 30, 2026, BKV Power Ventures Bell borrowed $84.4 million under the Power Equipment Financing Facility through separate secured promissory notes issued to Citizens and Bangkok Bank, each in an original principal amount of $42.2 million. The borrowings bear a weighted-average interest rate of one-month SOFR plus 3.95%, with interest payable monthly, commencing on October 16, 2026.
The Power Equipment Financing Facility will mature on the earliest of (i) March 16, 2028, (ii) the date that is 90 days following testing completion of the final applicable equipment unit block, or (iii) the date on which qualifying project financing for the related power generation project is funded. Prior to maturity, BKV Power Ventures Bell may voluntarily prepay the Power Equipment Financing Facility in full without penalty or premium.
Borrowings are secured by a first-priority lien on the financed equipment and components, related rights under the equipment supply contracts, warranties, insurance proceeds, accounts, and other associated collateral. The Power Equipment Financing Facility does not contain financial covenants, but contains customary covenants and events of default, upon which the lenders may accelerate outstanding borrowings, terminate further borrowings, and exercise remedies against the collateral.
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
BKV-BPP Power’s payment obligations under the Temple I Loan Agreements are senior unsecured indebtedness. The Temple I Loan Agreements bear interest at six-month SOFR plus 5.25% per annum. Interest on the loans is payable on a semi-annual basis. The Temple I Loan Agreements originally matured on November 1, 2026, and were subsequently amended on October 27, 2026, which extended the maturity date to November 1, 2027. BKV-BPP Power is permitted to prepay the loans at any time, with no prepayment premium. The Temple I Loan Agreements include covenants that, among other things, prohibit BKV-BPP Power from merging, incurring liens or incurring any additional indebtedness or guarantees. The Temple I Loan Agreements include financial covenants that require BKV-BPP Power to maintain a minimum net worth (as defined in the Temple I Loan Agreements, but generally meaning total assets minus total liabilities). In the $141 Million Banpu Loan Agreement, the minimum net worth requirement is $120.0 million and in the $141 Million BPPUS Loan Agreement, the minimum net worth requirement is $40.0 million. Under the Temple I Loan Agreements, BNAC and BPPUS have no recourse to BKV Corporation with respect to any amounts owed to them thereunder and BKV Corporation is not liable in any manner (and is not required to provide security) for any obligations owed to BNAC or BPPUS thereunder. As of September 30, 2026 and December 31, 2025, the outstanding principal balance of the Temple I Loan Agreements for each affiliate was $81.0 million and $95.5 million, respectively.
As of September 30, 2026 and December 31, 2025, the weighted average effective interest rate on the outstanding balances under the RBL Credit Agreement, the Power Equipment Financing Facility, the Temple I Loan Agreements, and the Temple Credit Facilities was 8.40% and 8.86%, respectively.
BKV-BPP Power and BKV-BPP Cotton Cove Joint Ventures

On January 30, 2026, we completed the previously announced BKV-BPP Power Joint Venture Transaction for aggregate consideration consisting of $115.1 million in cash and 5,315,390 shares of our common stock. We funded the cash consideration with a combination of cash on hand and the net proceeds from the 2025 Equity Offering. For additional information, see Note 2 - Acquisitions.
Under the terms of the BKV-BPP Power LLC Agreement, we do not have the ability to unilaterally cause BKV-BPP Power to make distributions. No distributions were made by BKV-BPP Power during the nine months ended September 30, 2026 or 2025. We may also be required to make additional capital contributions to BKV-BPP Power to fund items approved in its respective annual budgets or other matters approved by its respective boards. Such additional capital contributions, which are not subject to any limit on the potential amount required, would reduce the amount of cash otherwise available to us.
Following the closing of the BKV-BPP Power Joint Venture Transaction on January 30, 2026, any additional capital contributions to BKV-BPP Power must be approved by a majority of BKV-BPP Power’s twelve member board of managers, nine of whom are appointed by us and three of whom are appointed by BPPUS. Pursuant to the capital call issued by BKV-BPP Power on June 30, 2026, BKV Corporation and BPPUS contributed $190.4 million and $65.4 million, respectively, totaling $255.8 million to BKV-BPP Power. On July 17, 2026, BKV Corporation satisfied $49.5 million of its capital call through deposits for power equipment paid directly to the equipment manufacturer. On August 29, 2026, BKV Corporation satisfied $140.5 million through contributions of power equipment, deposits on power equipment, and land, and on September 1, 2026, satisfied the remaining $0.4 million capital call in cash. Also, on September 1, 2026, BPPUS funded its $65.4 million capital call through a cash contribution to BKV-BPP Power.
Under the terms of the BKV-BPP Cotton Cove LLC Agreement, we do not have the ability to unilaterally cause BKV-BPP Cotton Cove to make distributions. No distributions were made by BKV-BPP Cotton Cove during the nine months ended September 30, 2026 or 2025. We may be required to make additional capital contributions to BKV-BPP Cotton Cove to fund items approved in its annual budget or other matters approved by its board of managers. Such capital contributions are not subject to a limit on the potential amount required and would reduce the cash otherwise available to us. Additional capital contributions to BKV-BPP Cotton Cove must receive the unanimous approval of the BKV-BPP Cotton Cove Joint Venture’s six-member board of managers, four of whom are appointed by us and two of whom are appointed by BPPUS. During the nine months ended September 30, 2026, BKV dCarbon Ventures and BPPUS made no contributions to BKV-BPP Cotton Cove.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that could give rise to material off-balance sheet arrangements. As of September 30, 2026, our material off-balance sheet arrangements and transactions included transportation commitments of $208.6 million and letters of credit of $15.5 million against the RBL Credit Agreement. For further information regarding these arrangements, see Note 11 - Commitments and Contingencies to our condensed consolidated financial statements and under “—Liquidity and Capital Resources — RBL Credit Agreement.”
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
Other than the items described in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates from those disclosed in our 2025 Annual Report. Refer to Note 1 - Business and Basis of Presentation.
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
We may take advantage of these provisions until the last day of our fiscal year following the fifth anniversary of the date of our initial public offering. Such fifth anniversary will occur in 2029. However, if certain events occur prior to the end of such five-year period, including if (i) we become a “large accelerated filer,” which requires that the market value of our common equity held by non-affiliates be at least $700 million as of the end of the most recently completed second fiscal quarter, (ii) our gross revenues for any fiscal year equal or exceed $1.235 billion, or (iii) we issue more than $1.0 billion of non-convertible debt in any three-year period, then we will cease to be an emerging growth company prior to the end of such five-year period. We expect to lose our emerging growth company status as of December 31, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our market risks since December 31, 2025, as set forth in our 2025 Annual Report.
Commodity Price Risk and Hedging Activities
As of September 30, 2026, we did not enter into any trading market risk sensitive instruments, and our market risk sensitive instruments consisted entirely of non-trading instruments entered into for risk management purposes related to our natural gas and NGL production and power operations. Pricing is primarily driven by spot regional market prices applicable to our U.S. natural gas production. Pricing for natural gas, NGLs, and power has historically been volatile and unpredictable, and we expect this volatility to continue in the future. The prices we receive for our production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price.
To mitigate some of the potential negative impacts on our cash flows caused by changes in commodity prices, we enter into financial derivative instruments for a portion of our natural gas and NGL production and power operations when management believes that favorable future prices can be secured.
Our financial hedging activities are intended to support natural gas, NGL, and power prices at targeted levels and to manage our exposure to natural gas, NGL, and power price fluctuations. These contracts may include commodity price swaps, whereby we will receive a fixed price and pay a variable market price to the contract counterparty, producer collars that set a floor and ceiling price for the hedged production, or basis differential swaps. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. The derivative contracts outstanding as of September 30, 2026 consisted of commodity swaps, basis swaps, put and call options, producer collar agreements, fixed-price natural gas forwards, fixed price power forwards, and HRCOs, subject to master netting agreements with each individual counterparty.
These derivative contracts cover portions of our projected positions through 2029. Our commodity hedge position as of September 30, 2026 is summarized in Note 6 - Derivative Instruments to our condensed consolidated financial statements.
We may enter into single hedge transactions with settlements up to 48 months. The aggregate notional volumes of these executed hedge instruments may not exceed certain limits without board of director approval of our forecasted production volumes. During the nine months ended September 30, 2026, a hypothetical increase or decrease of $0.10 per Mcf in NYMEX natural gas prices would have resulted in a $13.6 million decrease or increase in natural gas hedge revenues, respectively. During the nine months ended September 30, 2026, a hypothetical increase or decrease of $1.00 per Bbl of NGL purity product price would have resulted in a $5.2 million decrease or increase in NGL hedge revenues, respectively.
Additionally, to reduce our exposure to fluctuations in the market price of power and natural gas, we enter into financially settled HRCOs, which are contracts for the financial purchase and sale of power based on a floating price of natural gas at a predetermined location using a predetermined conversion factor, or heat rate, required to convert natural gas into power. We are exposed to basis risk in our operations when our derivative contracts are financially settled while physical power is delivered at different pricing locations or under different terms. For example, when we enter into a HRCO, we hedge our power production at an agreed price, but physical power must be delivered into the market it serves, which may result in pricing differences. Accordingly, we are exposed to basis risk between the hub price specified in the HRCO and the price received for power sales. These HRCOs are entered into to economically hedge power price and fuel cost exposures rather than for trading purposes. We attempt to hedge basis risk where possible, but hedging instruments are sometimes not economically feasible or available in the quantities that it requires. Our hedging activities do not provide us with protection for all of our basis risk and could result in economic losses and liabilities, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Additionally, by using derivative instruments to economically hedge exposure to changes in power prices, we could limit the benefit we would receive from increases in the power prices, which could have an adverse effect on our financial condition. Moreover, in the event we are not able to satisfy our obligations under the HRCO, we must purchase power at prevailing market prices to satisfy the HRCO. Likewise, increases in power pricing could limit the benefit we receive under HRCOs and may result in losses. Either such event could have a material adverse effect on our business, financial condition, results of operations, and cash flows. During the nine months ended September 30, 2026, a hypothetical increase or decrease of $0.10 per MMBtu in Houston Ship Channel (HSC) natural gas daily prices would have resulted in a $1.7 million increase or decrease in power hedge revenues, respectively.
All derivative instruments, other than those that meet the normal purchase and normal sale scope exception, are recorded at fair market value in accordance with GAAP and are included in our condensed consolidated balance sheets as assets or liabilities. The fair values of our derivative instruments are adjusted for non-performance risk. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment; therefore, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our condensed consolidated statements of income. Although these derivatives are not designated as accounting hedges for GAAP purposes, they are not entered into for trading or speculative purposes and are intended to manage commodity price and basis risk associated with our operations. We present total gains or losses on commodity derivatives (for both settled derivatives and derivative positions which remain open) in the same line item as the related underlying exposure. Derivative gains and losses associated with natural gas, NGL, and wholesale power sales are recognized within operating revenues as derivative gains, net. Derivative gains and losses associated with wholesale power purchases used to economically manage the cost of electricity for our retail marketing operations are recognized in purchased power.
Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are only impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of September 30, 2026, the estimated fair value of our commodity derivative instruments was a net asset of $123.7 million, comprised of current and noncurrent assets, and current and noncurrent liabilities.
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
We enter into International Swap Dealers Association (“ISDA”) Master Agreements with each of our derivative counterparties prior to executing derivative contracts. The terms of the ISDA Master Agreements provide, among other things, us and the counterparties with rights of set-off upon the occurrence of defined acts of default by either us or counterparty to a derivative contract.
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
Interest Rate Risks
As of September 30, 2026, our primary exposure to interest rate risk was due to the balances on the Temple Credit Facilities, the RBL Credit Agreement, and the Temple I Loan Agreements, which have floating interest rates. Changes in interest rates do not affect the amount of interest we pay on our fixed-rate 2030 Senior Notes and 2031 Convertible Senior Notes, but can affect their fair values. For more information on our 2030 Senior Notes and 2031 Convertible Senior Notes, see Note 3 - Debt and Note 5 - Fair Value Measurements to our condensed consolidated financial statements included in Item 1 of Part I of this report. As of September 30, 2026, there were $430.3 million, $240.0 million, and $162.0 million of outstanding borrowings under the Temple Credit Facilities, the RBL Credit Agreement, and the Temple I Loan Agreements, respectively. The average annualized interest rate incurred on our outstanding variable rate borrowings during the nine months ended September 30, 2026, was approximately 7.43%. We estimate that a 1.0% increase in the applicable average interest rates during the nine months ended September 30, 2026 would have resulted in an increase of $5.9 million in interest expense.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2026, our disclosure controls and procedures were effective.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within BKV have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
This information is set forth in Part I, Item 1 in Note 11 - Commitments and Contingencies to the condensed consolidated financial statements incorporated herein.
Item 1A. Risk Factors
This Quarterly Report on Form 10-Q should be read in conjunction with the “Risk Factors” disclosed in our 2025 Annual Report, which could materially affect our business, financial condition, or future results. There have been no material changes to the risk factors previously disclosed in the 2025 Annual Report and subsequent Quarterly Reports on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth stock repurchases during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 1, 2026 - July 31, 2026	—	—	—	$100,000,000
August 1, 2026 - August 31, 2026	—	—	—	100,000,000
September 1, 2026 - September 30, 2026	1,452,282	$24.10	1,452,282	65,000,000
Total	1,452,282	$24.10	1,452,282	$65,000,000
(1) In December 2025, our board of directors authorized a two-year share repurchase program pursuant to which we may repurchase from time to time shares of our common stock, for an aggregate purchase price of up to $100.0 million through open market purchases, block trades, 10b5-1 plans, or by means of privately negotiated purchases. All of the 1,452,282 shares repurchased during the period were purchased within our share repurchase program in a privately negotiated transaction with one of the initial purchasers of the 2031 Convertible Senior Notes. The purchase price per share was $24.10, for an aggregate purchase price of approximately $35.0 million. These shares were immediately retired and restored to the status of authorized and unissued and accounted for as a reduction of stockholders’ equity. As of September 30, 2026, approximately $65.0 million remained available for share repurchases under the share repurchase program.
(2) Excludes any fees, commissions or other expenses associated with the share repurchase.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
In Part II, Item 5 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, we inadvertently omitted disclosure regarding a Rule 10b5-1 trading arrangement adopted by Mr. David Tameron, Chief Financial Officer, on May 15, 2026. Mr. Tameron’s Rule 10b5-1 trading arrangement, which has a plan end date of November 16, 2026, provides for the sale of up to 5,821 shares of common stock pursuant to the terms of the plan.
During the three months ended September 30, 2026, no director or officer of the Company adopted “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1+‡	Membership Interest Purchase Agreement, dated as of August 7, 2025, by and among BKV Upstream Midstream, LLC, Bedrock Energy Partners, LLC, certain of its subsidiaries and, solely for certain limited purposes set forth herein, BKV Corporation.	10-Q	001-42282	2.1	11/10/25

2.2+‡	Membership Interest Purchase Agreement, dated as of October 29, 2025, by and between BKV Corporation and Banpu Power US Corporation.	10-Q	001-42282	2.2	11/10/25

3.1	Second Amended and Restated Certificate of Incorporation of BKV Corporation.	8-K	001-42282	3.1	9/27/24

3.2	Second Amended and Restated Bylaws of BKV Corporation.	8-K	001-42282	3.2	9/27/24

4.1	Indenture, dated as of September 14, 2026, between BKV Corporation and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-42282	4.1	9/14/26

4.2	Form of Global Note representing BKV Corporation’s 1.625% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.1).	8-K	001-42282	4.2	9/14/26

10.1	Form of Capped Call Confirmation	8-K	001-42282	10.1	9/14/26

10.2+†	BKV Corporation Executive Severance Plan, effective as of September 24, 2026	8-K	001-42282	10.1	9/25/26

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (embedded within the inline XBRL document).					X
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
† Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BKV Corporation

November 5, 2026	By:	/s/ David R. Tameron
David R. Tameron
Chief Financial Officer

BKV Corporation

November 5, 2026	By:	/s/ Barry S. Turcotte
Barry S. Turcotte
Chief Accounting Officer

